Form 10QSB
period 1996-06-30
MEDAMICUS INC
filed 1996-08-12
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



- -----
 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ----- OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

- -----
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ----- OF 1934

           For the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER 0-19467

                                 MEDAMICUS, INC.
              (Exact name of small business issuer in its charter)

              MINNESOTA                       41-1533300
       (State of Incorporation)    (IRS Employer Identification No.)


                    15301 HIGHWAY 55 WEST, PLYMOUTH, MN 55447
           (Address of principal executive office, including zip code)

                                 (612) 559-2613
              (Registrant's telephone number, including area code)

                                       N/A
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

The number of shares of Registrant's Common Stock outstanding on June 30, 1996 was 4,060,774

Transitional Small Business Disclosure Format.  Yes ____ No __X__



                                 MEDAMICUS, INC.
                                      INDEX
                                                                         Page #

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   Balance Sheets as of June 30, 1996 and December 31, 1995                  3
   Statements of Operations for the three months and six months ended
    June 30, 1996 and 1995                                                   4
   Statement of Shareholders' Equity for the six months ended June 30, 1996 5 Statements of Cash Flows for the six months ended June 30, 1996 and 1995 6
   Condensed Notes to the Financial Statements                               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                        8-10

PART II.  OTHER INFORMATION

ITEM 6(b).  REPORTS ON FORM 8-K                                            10




                                 MEDAMICUS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                JUNE 30, 1996  DECEMBER 31, 1995
                                                                 -----------     -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $ 1,683,464     $   143,273
     Marketable securities                                                 0         896,145
     Accounts receivable                                             751,973         734,926
     Inventories                                                     942,794         785,768
     Prepaid expenses and other assets                                12,827          23,637
                                                                 -----------     -----------

TOTAL CURRENT ASSETS                                               3,391,058       2,583,749
                                                                 -----------     -----------


PROPERTY AND EQUIPMENT:
     Equipment                                                     1,584,586       1,433,357
     Office furniture, fixtures and computers                        282,712         237,207
     Leasehold improvements                                          330,441         326,211

                                                                   2,197,739       1,996,775
     Less accumulated depreciation and amortization               (1,261,532)     (1,100,723)
                                                                 -----------     -----------

NET PROPERTY AND EQUIPMENT                                           936,207         896,052
                                                                 -----------     -----------

CERTIFICATE OF DEPOSIT, RESTRICTED                                         0         100,000

PATENT RIGHTS, NET OF ACCUMULATED AMORTIZATION OF
$90,421 AND $77,296, RESPECTIVELY                                     40,983          53,198
                                                                 ===========     ===========

TOTAL ASSETS                                                     $ 4,368,248     $ 3,632,999
                                                                 ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                        $   299,872     $         0
     Accounts payable                                                730,410         640,478
     Accrued expenses                                                142,437         209,928
     Notes payable to private investors                                    0         477,963
     Current installments of note payable to customer                 14,400          14,400
     Current installments of capital lease obligations                32,853          39,609

TOTAL CURRENT LIABILITIES                                          1,219,972       1,382,378
                                                                 -----------     -----------


LONG-TERM LIABILITIES:
     Note payable to customer, less current installments              10,022          17,222
     Capital lease obligations, less current installments             10,602          12,508

TOTAL LONG-TERM LIABILITIES                                           20,624          29,730
                                                                 -----------     -----------


TOTAL LIABILITIES                                                  1,240,596       1,412,108
                                                                 -----------     -----------

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000
       shares, no shares issued or outstanding                             0               0
     Common stock-$.01 par value, authorized 9,000,000
       shares, issued and outstanding 4,060,774 and 3,434,774
       shares, respectively                                           40,608          34,348
     Additional paid-in capital                                    8,529,797       6,871,803
     Accumulated deficit                                          (5,442,753)     (4,685,260)
                                                                 -----------     -----------

TOTAL SHAREHOLDERS' EQUITY                                         3,127,652       2,220,891
                                                                 ===========     ===========

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 4,368,248     $ 3,632,999
                                                                 ===========     ===========



SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS


                                                              MEDAMICUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                           JUNE 30, 1996  JUNE 30, 1995    JUNE 30, 1996  JUNE 30, 1995
                                           ----------------------------    ----------------------------
Sales                                       $ 1,323,451     $ 1,373,892     $ 2,557,397     $ 2,783,810
Cost of sales                                   883,641         851,389       1,659,598       1,742,358
                                            -----------     -----------     -----------     -----------
GROSS PROFIT                                    439,810         522,503         897,799       1,041,452
                                            -----------     -----------     -----------     -----------

OPERATING EXPENSES:
     Research and development                   271,205         229,657         467,318         474,838
     Selling, general and administrative        594,055         356,313       1,153,289         823,855
                                            -----------     -----------     -----------     -----------
TOTAL OPERATING EXPENSES                        865,260         585,970       1,620,607       1,298,693
                                            -----------     -----------     -----------     -----------

                                            -----------     -----------     -----------     -----------
OPERATING LOSS                                 (425,450)        (63,467)       (722,808)       (257,241)
                                            -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):
     Interest expense                            (9,268)        (30,323)        (52,230)        (62,121)
     Interest income                             11,822          18,968          20,666          23,497
     Other                                       (1,369)         (3,584)         (3,121)         (1,870)
                                            -----------     -----------     -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                      1,185         (14,939)        (34,685)        (40,494)
                                            -----------     -----------     -----------     -----------

                                            -----------     -----------     -----------     -----------
NET LOSS                                    $  (424,265)    $   (78,406)    $  (757,493)    $  (297,735)
                                            -----------     -----------     -----------     -----------

                                            -----------     -----------     -----------     -----------
NET LOSS PER SHARE                          $     (0.11)    $     (0.02)    $     (0.21)    $     (0.09)
                                            -----------     -----------     -----------     -----------

                                            -----------     -----------     -----------     -----------
WEIGHTED AVERAGE SHARES OUTSTANDING           3,772,532       3,268,309       3,608,576       3,218,921
                                            -----------     -----------     -----------     -----------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                                 MEDAMICUS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)




                                                           Common Stock           Additional
                                                     ------------------------      Paid In      Accumulated
                                                       Shares       Amount         Capital        Deficit          Total
                                                     ---------    -----------    -----------    -----------     -----------
BALANCES AT DECEMBER 31, 1995                        3,434,774    $    34,348    $ 6,871,803    $(4,685,260)    $ 2,220,891

Stock options exercised                                 16,000            160         20,240              0          20,400

Common stock purchased by private investors,
net of offering costs                                  610,000          6,100      1,637,754              0       1,643,854

Net loss for the six months ended June 30, 1996              0              0              0       (757,493)       (757,493)
                                                     ---------    -----------    -----------    -----------     -----------
BALANCES AT JUNE 30, 1996                            4,060,774    $    40,608    $ 8,529,797    $(5,442,753)    $ 3,127,652
                                                     ---------    -----------    -----------    -----------     -----------




SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS




                                 MEDAMICUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                               JUNE 30, 1996    JUNE 30, 1995
                                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $  (757,493)     $  (297,735)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                             173,934          150,102
          Interest accretion on notes payable to private investors                   22,037           18,545
          Interest added to investments                                                   0          (14,550)
          Changes in operating assets and liabilities:
               Accounts receivable                                                  (17,047)        (259,303)
               Inventories                                                         (157,026)          58,256
               Prepaid expenses and other assets                                     10,810           11,339
               Accounts payable                                                      89,932          211,040
               Accrued expenses                                                     (67,491)          68,220
                                                                                -----------      -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                            (702,344)         (54,086)
                                                                                -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                        (200,964)        (155,073)
     Additions to patent rights                                                        (910)          (5,444)
     Purchase of available-for-sale marketable securities, including reinvestment
     of securities which matured                                                          0         (248,744)
     Sale of available-for-sale marketable securities, including sales of securities
     which matured                                                                  996,145                0
                                                                                -----------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 794,271         (409,261)
                                                                                -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                 (8,662)         (22,792)
     Proceeds from sales of stock, net of offering costs                          1,643,854          477,193
     Proceeds from exercise of stock options                                         20,400           17,340
     Payments on notes payable to private investors                                (500,000)               0
     Proceeds from note payable to bank                                             299,872                0
     Payments on note payable to customer                                            (7,200)          (8,400)
                                                                                -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,448,264          463,341
                                                                                -----------      -----------

                                                                                -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         1,540,191               (6)
                                                                                -----------      -----------

                                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      143,273            3,006
                                                                                -----------      -----------

                                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 1,683,464      $     3,000
                                                                                -----------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                   $    30,193      $    43,577




SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION
The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1995, filed by the Company with the Securities and Exchange Commission.

The financial statements presented herein as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  COMMON STOCK
Two former employees exercised their stock options for 16,000 shares of the Company's common stock at an exercise price of $1.275 per share, totaling $20,400. The Company also sold 610,000 shares of stock for $3.00 per share in a private stock offering on May 13, 1996, resulting in net proceeds to the Company of $1,643,854. These shares are subject to registration with the Securities and Exchange Commission after 90 days which will allow those who invested to trade their stock on the open market.

3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash equivalents consist of highly liquid investments with original maturities of less than three months. The Company terminated its line of credit agreement to which the certificate of deposit (restricted) had been pledged.

4.  INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                     JUNE 30, 1996     DECEMBER 31, 1995
                                    ---------------   -------------------
Purchased parts and subassemblies         $549,806              $419,314
Work in process                            249,995               170,353
Finished goods                             142,993               196,101
                                    ===============   ===================
                                          $942,794              $785,768
                                    ===============   ===================

5.  NET LOSS PER SHARE
Net loss per common share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents have been excluded from the calculation of the net loss per share since they are antidilutive.

6.  NOTES PAYABLE
In March 1996, the Company obtained a revolving line of credit with a financial institution. The line of credit availability is $1,200,000, subject to borrowing base requirements, bears interest at 3% over the financial institution's base rate, is secured by substantially all assets and expires in May, 1997. Advances on the line are at the discretion of the lender. The line of credit also contains a net worth covenant to which the Company will have to adhere. The Company used the line to retire the $500,000 notes payable to private investors which were due June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the accompanying financial statements and footnotes.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Total revenues were $2,557,397 for the six months ended June 30, 1996 compared to $2,783,810 for the six months ended June 30, 1995, representing a 8.1% decline. Sales of vessel introducers, primarily to Medtronic and Bard Access Systems under exclusive distribution arrangements, were $1,618,282 for the six months ended June 30, 1996, compared to $2,290,070 for the six months ended June 30, 1995. In both the first and second quarters of 1995, Medtronic made an unusually large purchase of vessel introducers in support of its launch of new pacemaker and defibrillator lines. Without this large purchase from Medtronic to build their inventory, sales during the comparable periods would have been approximately the same.

Contract manufacturing sales were $197,533 for the six months ended June 30, 1996, compared to $182,353 for the six months ended June 30, 1995. The primary reason for the increase is that one of the Company's contract manufacturing customers placed orders on hold in the second quarter of 1995 in order to deplete excess inventory and to convert to new manufacturing facilities. The Company expects contract manufacturing revenues for the second half of 1996 to approximate those of the first half. The Company also does some contract research and development work periodically for Medtronic and realized sales of $127,888 for the six months ended June 30, 1996 compared to $5,373 for the six months ended June 30, 1995. This contract research and development work is not expected to be a continuous revenue item for the Company.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $613,694 for the six months ended June 30, 1996, compared to $306,014 for the six months ended June 30, 1995. Monitor sales increased 83.1% or $230,221 and catheter and accessory sales increased 267% or $77,459 over the comparable period. The Company continued to actively market the LuMax(TM) System into the gynecology office market during the second quarter, but postponed the launch of an upgraded version of its LuMax System to the urology market. The delay negatively impacted the anticipated sales for the LuMax System during the second quarter. The Company anticipates the launch of this product to occur in the third quarter.

Total gross profit decreased from $1,041,452 for the six months ended June 30, 1995, to $897,799 for the six months ended June 30, 1996, a decline of 13.8%. Total gross profit as a percent of sales decreased from 37.4% to 35.1% in such periods. The gross profit percentage on vessel introducers and contract manufacturing totaled 41.7% for the six months ended June 30, 1996, compared to 46.1% in the six months ended June 30, 1995. The decrease in the gross profit percentage was primarily due to the lower sales to Medtronic, which resulted in the existing overhead being allocated over less units. The Company has also had some employee turnover in the introducer and contract manufacturing area which has resulted in additional training costs which have impacted the gross profits. For fiber optic products, the gross profit percent totaled 14.2% or $87,324 for the six month period ended June 30, 1996 compared to a loss of $100,354 for the six month period ended June 30, 1995. As the Company's revenues increase, the gross profit percent related to fiber optic products should improve as a result of greater efficiencies and more effective utilization of manufacturing capabilities.

Total research and development expenditures were $467,318 or 18.2% of sales for the six months ended June 30, 1996, compared to $474,838 or 17.1% of sales for the six months ended June 30, 1995. The Company had anticipated a reduction in research and development expenditures in 1996 compared to 1995 but, due to unforeseen software development issues in completing the development work on the upgraded LuMax System, the overall expenditures remained relatively constant during the comparable periods.

Selling, general and administrative expenses increased from $823,855 for the six months ended June 30, 1995 to $1,153,289 for the six months ended June 30, 1996. Sales and marketing expenses increased $266,787 for the six months ended June 30, 1996 over the comparable period in 1995 as the Company continued to invest heavily in sales and marketing activities in 1996 compared to 1995. The Company is now supporting approximately 77 independent sales representatives, attending many shows and conventions, and advertising in several key publications relating to the Ob/Gyn and urology markets. General and administrative expenses increased $62,647 for the first six months of 1996 over the comparable period in 1995. This increase is primarily due to additional spending on outside consultants, investor relations and salaries expense. The Company has contracted with an outside consulting firm to provide MIS support for the Company in 1996. The Company has also hired a public relations firm to assist with investor relations. Salary expense increased in the first six months of 1996 from the comparable period in 1995 because of one additional head count in the accounting department and general salary increases from last year.

Interest expense decreased from $62,121 for the six months ended June 30, 1995 to $52,230 for the six months ended June 30, 1996. The decrease in interest expense is due to the Company retiring the $500,000 notes payable to investors in April 1996 which was at a 15% interest rate, resulting in smaller average outstanding borrowings.

As a result, the Company incurred a net loss of $757,493 or $.21 per share for the six months ended June 30, 1996, compared to a net loss of $297,735 or $.09 per share for the six months ended June 30, 1995.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Total revenues were $1,323,451 for the three months ended June 30, 1996 compared to $1,373,892 for the three months ended June 30, 1995, representing a 3.7% decline. Sales of vessel introducers, primarily to Medtronic and Bard Access Systems under exclusive distribution arrangements, were $763,315 for the three months ended June 30, 1996, compared to $1,111,056 for the three months ended June 30, 1995. In the second quarter of 1995, Medtronic made an unusually large purchase of vessel introducers in support of its launch of new pacemaker and defibrillator lines. Without this large purchase from Medtronic to build their inventory, sales of vessel introducers during the comparable periods would have been approximately the same.

Contract manufacturing sales were $77,784 for the three months ended June 30, 1996, compared to $54,032 for the three months ended June 30, 1995. Contract research and development sales were $127,888 for the three months ended June 30, 1996 compared to $0 for the three months ended June 30, 1995. These sales increases are primarily due to those factors discussed above.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $354,464 for the three months ended June 30, 1996, compared to $208,804 for the three months ended June 30, 1995. Monitor sales increased 56.8% or $106,854 and catheter and accessory sales increased 188% or 38,806 in the three months ended June 30, 1996 over the comparable period in 1995. As stated above, the Company's second quarter results were negatively impacted due to a delay in the release of the upgraded LuMax System. The Company is continuing to strengthen its sales and marketing efforts for these products and expects to see increased sales growth in the future.

Total gross profit decreased from $522,503 for the three months ended June 30, 1995, to $439,810 for the three months ended June 30, 1996, a decline of 15.8%. Total gross profit as a percent of sales decreased from 38% in the three months ended June 30, 1995 to 33.2% in the comparable period in 1996. The gross profit percentage on vessel introducers and contract manufacturing totaled 40.7% in the second quarter of 1996, compared to 49.3% in the second quarter of 1995, primarily due to the factors discussed above. For fiber optic products, the gross profit percent totaled 12.8% or $45,247 in the second quarter of 1996 compared to a loss of $52,299 in the second quarter of 1995. As the Company's revenues for these products increase, the gross profit percentage should increase due to improved efficiencies.

Total research and development expenditures were $271,205 or 20.5% of sales for the three months ended June 30, 1996, compared to $229,657 or 16.7% of sales for the three months ended June 30, 1995. The increase in research and development expenditures is primarily due to the additional work required in completing the development of the uroflow upgrade for the LuMax System.

Selling, general and administrative expenses increased from $356,313 for the three months ended June 30, 1995 to $594,055 for the three months ended June 30, 1996. Sales and marketing expenses increased $177,473 and general and administrative expenses increased $60,269 in the second quarter of 1996 compared to the second quarter of 1995 primarily for the reasons discussed above.

Interest expense decreased from $30,323 for the three months ended June 30, 1995 to $9,268 for the three months ended June 30, 1996 primarily due to the factors stated above.

As a result, the Company incurred a net loss of $424,265 or $.11 per share for the three months ended June 30, 1996, compared to a net loss of $78,406 or $.02 per share for the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the six months ended June 30, 1996 was $702,344, consisting of a net loss of $757,493 less adjustments for depreciation and amortization of $173,934 and interest accretion of $22,037. In addition, cash was used to fund net changes in operating assets and liabilities of $140,822. The Company has experienced increased inventory in 1996 in anticipation of the sales growth of its LuMax System, and expects to see increases in accounts receivable and inventory levels as sales of these products continue to grow.

Net cash provided by investing activities for the six months ended June 30, 1996 was $794,271. Marketable securities of $996,145 were sold and $200,964 of equipment was purchased during the period.

Net cash provided by financing activities for the six months ended June 30, 1996 was $1,448,264. At the end of March 1996, the Company used its new revolving line of credit (described below) to retire the $500,000 notes payable to private investors and began to use the line for working capital. The Company had a balance due on the line of $299,872 as of June 30, 1996. Additionally, two former employees exercised stock options for 16,000 shares of the Company's common stock at an exercise price of $1.275 per share, totaling $20,400. The Company also sold 610,000 shares of stock at $3.00 per share in a private stock offering, netting $1,643,854 in proceeds. The Company also made principal debt payments totaling $15,862.

As a result, the Company's cash and cash equivalents and marketable securities were $1,683,464 as of June 30, 1996 compared to $1,039,418 at December 31, 1995.
Working capital increased from $1,201,371 as of December 31, 1995 to $2,171,086 as of June 30, 1996.

In March 1996, the Company entered into a fifteen month agreement with a financial institution for a $1,200,000 revolving line of credit. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The agreement calls for interest at the rate of 3% over the financial institution's base rate with minimum interest due over the term of the agreement of $75,000. The line is secured by substantially all of the Company's assets.

If sales estimates and working capital needs meet the Company's projections, the Company believes its available cash and investments, along with borrowing availability under its $1,200,000 line of credit will be sufficient to meet the Company's anticipated operating expenses and cash requirements for the foreseeable future. If the sales estimates are not realized or working capital requirements exceed those projected, the Company may need to secure additional capital or, if capital is not available, to curtail its marketing efforts.

PART II - OTHER INFORMATION

ITEM 6(B) - REPORTS ON FORM 8-K
None





SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                 MEDAMICUS, INC.


Date:  August 8, 1996                            By:  /s/ James D. Hartman
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer