Form 10QSB
period 1996-09-30
MEDAMICUS INC
filed 1996-11-12
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                       N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes __X__  No ____

The number of shares of Registrant's Common Stock outstanding on September 30, 1996 was 4,060,774

Transitional Small Business Disclosure Format.  Yes _____   No __X__



                                 MEDAMICUS, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
   Balance Sheets as of September 30, 1996 and December 31, 1995                                         3
   Statements of Operations for the three months and nine months ended September 30, 1996 and 1995       4
   Statement of Shareholders' Equity for the nine months ended September 30, 1996                        5
   Statements of Cash Flows for the nine months ended September 30, 1996 and 1995                        6
   Condensed Notes to the Financial Statements                                                           7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8-11

PART II.  OTHER INFORMATION

ITEM 6(b).  REPORTS ON FORM 8-K                                                                          11


                                 MEDAMICUS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                  SEPT 30, 1996      DEC 31, 1995
                                                                  -------------      ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $ 1,413,631       $   143,273
     Marketable securities                                                   0           896,145
     Accounts receivable                                               905,871           734,926
     Inventories                                                     1,044,655           785,768
     Prepaid expenses and other assets                                  98,473            23,637
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 3,462,630         2,583,749
------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                       1,649,442         1,433,357
     Office furniture, fixtures and computers                          426,944           237,207
     Leasehold improvements                                            343,997           326,211
------------------------------------------------------------------------------------------------
                                                                     2,420,383         1,996,775
     Less accumulated depreciation and amortization                 (1,358,230)       (1,100,723)
------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                           1,062,153           896,052
------------------------------------------------------------------------------------------------

LONG TERM INVESTMENTS, RESTRICTED                                       28,525           100,000

PATENT RIGHTS, NET OF ACCUMULATED AMORTIZATION OF
$97,011 AND $77,296, RESPECTIVELY                                       34,988            53,198
================================================================================================
TOTAL ASSETS                                                       $ 4,588,296       $ 3,632,999
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                          $   548,649       $         0
     Accounts payable                                                  845,311           640,478
     Accrued expenses                                                  226,939           209,928
     Notes payable to private investors                                      0           477,963
     Note payable to customer                                           14,400            14,400
     Current installments of capital lease obligations                  57,420            39,609
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,692,719         1,382,378
------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Note payable to customer, less current installments                 6,422            17,222
     Capital lease obligations, less current installments               88,815            12,508
------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             95,237            29,730
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    1,787,956         1,412,108
------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000
       shares, no shares issued or outstanding                               0                 0
     Common stock-$.01 par value, authorized 9,000,000
       shares, issued and outstanding 4,060,774 and 3,434,774
       shares, respectively                                             40,608            34,348
     Additional paid-in capital                                      8,521,264         6,871,803
     Accumulated deficit                                            (5,761,532)       (4,685,260)
------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                           2,800,340         2,220,891
================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 4,588,296       $ 3,632,999
================================================================================================

See accompanying condensed notes to financial statements


                                 MEDAMICUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPT 30, 1996     SEPT 30, 1995     SEPT 30, 1996     SEPT 30, 1995
                                             -------------------------------     -------------------------------
Sales                                         $ 1,255,670       $ 1,220,087       $ 3,813,067       $ 4,003,897
Cost of sales                                     858,147           735,426         2,517,745         2,477,785
                                              -----------------------------       -----------------------------
GROSS PROFIT                                      397,523           484,661         1,295,322         1,526,112
                                              -----------------------------       -----------------------------

OPERATING EXPENSES:
     Research and development                     164,894           179,973           632,212           654,811
     Selling, general and administrative          556,592           363,534         1,709,881         1,187,388
                                              -----------------------------       -----------------------------
TOTAL OPERATING EXPENSES                          721,486           543,507         2,342,093         1,842,199
                                              -----------------------------       -----------------------------
OPERATING LOSS                                   (323,963)          (58,846)       (1,046,771)         (316,087)
                                              -----------------------------       -----------------------------

OTHER INCOME (EXPENSE):
     Interest expense                             (13,841)          (28,514)          (66,071)          (90,636)
     Interest income                               19,541            12,517            40,207            36,014
     Other                                           (516)             (264)           (3,637)           (2,133)
                                              -----------------------------       -----------------------------
TOTAL OTHER INCOME (EXPENSE)                        5,184           (16,261)          (29,501)          (56,755)
                                              -----------------------------       -----------------------------

NET LOSS                                      $  (318,779)      $   (75,107)      $(1,076,272)      $  (372,842)
                                              -----------------------------       -----------------------------

NET LOSS PER SHARE                            $     (0.08)      $     (0.02)      $     (0.29)      $     (0.12)
                                              -----------------------------       -----------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING             4,060,774         3,279,030         3,760,409         3,238,884
                                              -----------------------------       -----------------------------

See accompanying condensed notes to financial statements


                                 MEDAMICUS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                        Common Stock          Additional
                                                   ---------------------       Paid In        Accumulated
                                                     Shares      Amount        Capital           Deficit         Total
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                      3,434,774    $ 34,348     $ 6,871,803     $ (4,685,260)    $ 2,220,891

Stock options exercised                              16,000          160          20,240                0          20,400

Common stock purchased by private investors,
net of offering costs                               610,000        6,100       1,629,221                0       1,635,321

Net loss for the nine months ended Sept 30, 1996          0            0               0       (1,076,272)     (1,076,272)

-------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1996                    4,060,774     $ 40,608     $ 8,521,264     $ (5,761,532)    $ 2,800,340
-------------------------------------------------------------------------------------------------------------------------

See accompanying condensed notes to financial statements


                                 MEDAMICUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                          SEPT 30, 1996      SEPT 30, 1995
                                                                                          --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $(1,076,272)       $  (372,842)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                        277,222            214,784
          Interest accretion on notes payable to private investors                              22,037             26,878
          Interest added to investments                                                            (25)            (5,532)
          Changes in operating assets and liabilities:
               Accounts receivable                                                            (170,945)          (131,240)
               Inventories                                                                    (258,887)            67,338
               Prepaid expenses and other assets                                               (74,836)            10,429
               Accounts payable                                                                204,833            396,607
               Accrued expenses                                                                 17,011             83,080
-------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN)  OPERATING ACTIVITIES                                                    (1,059,862)           289,502
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                   (295,019)          (238,825)
     Additions to patent rights                                                                 (1,505)           (15,058)
     Purchase of available-for-sale marketable securities, including reinvestment
     of securities which matured                                                               (28,500)          (414,830)
     Sale of available-for-sale marketable securities, including sales of securities
     which matured                                                                             996,145                  0
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                            671,121           (668,713)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                           (34,471)           (30,290)
     Proceeds from sales of stock, net of offering costs                                     1,635,321            477,193
     Proceeds from exercise of stock options                                                    20,400            170,340
     Payments on notes payable to private investors                                           (500,000)                 0
     Proceeds from note payable to bank                                                        548,649                  0
     Payments on note payable to customer                                                      (10,800)           (12,000)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    1,659,099            605,243
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    1,270,358            226,032
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 143,273              3,006
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 1,413,631        $   229,038
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                              $    44,034        $    31,755

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred on purchase of equipment                                      $   128,589        $         0


See accompanying condensed notes to financial statements



                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

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

The financial statements presented herein as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  COMMON STOCK

Two former employees exercised their stock options for 16,000 shares of the Company's common stock at an exercise price of $1.275 per share, totaling $20,400. The Company also sold 610,000 shares of stock for $3.00 per share in a private stock offering on May 13, 1996, resulting in net proceeds to the Company of $1,635,321. These shares were subject to registration with the Securities and Exchange Commission after 90 days which would allow those who invested to trade their stock on the open market. The Company is finalizing the S-3 registration for these shares which will be filed with the SEC during the fourth quarter.

3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents consist of highly liquid investments with original maturities of less than three months. The Company terminated its line of credit agreement to which a $100,000 certificate of deposit (restricted) had been pledged. The Company also entered into a 3 year lease for some additional equipment and software and was required to pledge a treasury bill (restricted) for 25% of the lease value for a period of one year. The Company will be required to pledge a new treasury bill for 25% of the remaining lease value for an additional year after the original treasury bill matures.

4.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                     SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                    --------------------------------------------
Purchased parts and subassemblies              $602,977                $419,314
Work in process                                 319,815                 170,353
Finished goods                                  121,863                 196,101
                                    --------------------------------------------
                                             $1,044,655                $785,768
                                    ============================================

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

In September 1996, the Company purchased some additional equipment and software on a three year capital lease totaling $114,761. The lease carries an interest rate of 13.05% and the Company pledged a one year treasury bill for 25% of the outstanding balance of the lease as collateral. The Company will be required to pledge a second one year treasury bill for 25% of the outstanding balance on the lease when the original treasury bill expires.


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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995
Total revenues were $3,813,067 for the nine months ended September 30, 1996 compared to $4,003,897 for the nine months ended September 30, 1995, representing a 4.8% decline. Sales of vessel introducers, primarily to Medtronic and Bard Access Systems under exclusive distribution arrangements, were $2,351,918 for the nine months ended September 30, 1996, compared to $3,324,522 for the nine months ended September 30, 1995. During the first eight months of 1995, Medtronic made an unusually large purchase of vessel introducers in support of its launch of new pacemaker and defibrillator lines. Additionally, during the third quarter of 1996, the Company saw a reduction in its introducer sales to Medtronic, due to a component supply problem from Medtronic. The Company has developed its own version of the component and Medtronic has approved full market release on several sizes of the component, with approval on all sizes expected in the near future. This will give the Company full control over all component purchases in the future.

Contract manufacturing sales were $338,666 for the nine months ended September 30, 1996, compared to $238,747 for the nine months ended September 30, 1995. The primary reason for the increase is that one of the Company's contract manufacturing customers placed orders on hold in the second quarter of 1995 in order to deplete excess inventory and to convert to new manufacturing facilities. One of the Company's contract manufacturing customers was recently purchased by Boston Scientific and the Company was informed in September that Boston Scientific will be manufacturing this product internally. The final orders for this contract manufacturing customer should ship during the fourth quarter of 1996. The Company also received word from its other contract manufacturing customer in September that it was going to significantly increase the size of its orders over the next two years. These two events should amount to no change or a slight decline in the contract manufacturing sales for the foreseeable future.

The Company also does some contract research and development work periodically for Medtronic and realized sales of $127,888 for the nine months ended September 30, 1996 compared to $15,373 for the nine months ended September 30, 1995. The Company expects to bill an additional $40-50,000 during the fourth quarter of 1996, but does not expect this type of work to be a continuous revenue item for the Company.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $994,595 for the nine months ended September 30, 1996, compared to $425,255 for the nine months ended September 30, 1995. Monitor sales increased 113.6% or $430,098 and catheter and accessory sales increased 279.0% or $139,242 over the comparable period. The Company continued to actively market the LuMax(TM) System into the gynecology office market, and officially launched an upgraded version of its LuMax System to the urology market in September. Due to development issues, the release of the LuMax System to the urology market was delayed until September causing lower than expected third quarter sales. The Company is now focusing on ramping up its manufacturing capacity for these upgraded systems in order to supply customer demand for the product, as well as provide the sales representatives with demo systems.

Total gross profit decreased from $1,526,112 for the nine months ended September 30, 1995, to $1,295,322 for the nine months ended September 30, 1996, a decline of 15.1%. Total gross profit as a percent of sales decreased from 38.1% to 34.0% in such periods. The gross profit percentage on vessel introducers and contract manufacturing totaled 42.5% for the nine months ended September 30, 1996, compared to 45.9% in the nine months ended September 30, 1995. The decrease in the gross profit percentage was primarily due to the lower sales to Medtronic, which resulted in the existing overhead being allocated over less units. The Company has also had some employee turnover in the introducer and contract manufacturing area which has resulted in additional training costs which have impacted gross profits. For fiber optic products, the gross profit percent totaled 9.9% or $98,547 for the nine month period ended September 30, 1996 compared to a loss of $115,920 for the nine month period ended September 30, 1995. As the Company's revenues increase, the gross profit percent related to fiber optic products should improve as a result of greater efficiencies and more effective utilization of manufacturing capabilities.

Total research and development expenditures were $632,212 or 16.6% of sales for the nine months ended September 30, 1996, compared to $654,811 or 16.3% of sales for the nine months ended September 30, 1995. The Company had anticipated a reduction in research and development expenditures in 1996 compared to 1995 but, due to unforeseen software development issues in completing the development work on the upgraded LuMax System, the overall expenditures remained relatively constant during the comparable periods.

Selling, general and administrative expenses increased from $1,187,388 for the nine months ended September 30, 1995 to $1,709,881 for the nine months ended September 30, 1996. Sales and marketing expenses increased $389,461 for the nine months ended September 30, 1996 over the comparable period in 1995 as the Company continued to invest heavily in sales and marketing activities in 1996 compared to 1995. The Company is now supporting approximately 77 independent sales representatives, attending many shows and conventions, and advertising in several key publications relating to the Ob/Gyn and urology markets. The Company also hired a vice president of sales and marketing in July of this year which has increased salary expense over the comparable period in 1995. General and administrative expenses increased $133,032 for the first nine months of 1996 over the comparable period in 1995. This increase is primarily due to additional spending on outside consultants, investor relations and salaries expense. The Company has contracted with an outside consulting firm to provide MIS support for the Company in 1996. The Company also hired a public relations firm to assist with investor relations. Salary expense increased in the first nine months of 1996 from the comparable period in 1995 because of one additional head count in the accounting department and general salary increases from last year.

Interest expense decreased from $90,636 for the nine months ended September 30, 1995 to $66,071 for the nine months ended September 30, 1996. The decrease in interest expense is due to the Company retiring the $500,000 notes payable to investors in April 1996 which was at a 15% interest rate, resulting in smaller average outstanding borrowings.

As a result, the Company incurred a net loss of $1,076,272 or $.29 per share for the nine months ended September 30, 1996, compared to a net loss of $372,842 or $.12 per share for the nine months ended September 30, 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995
Total revenues were $1,255,670 for the three months ended September 30, 1996 compared to $1,220,087 for the three months ended September 30, 1995, representing a 2.9% increase. Sales of vessel introducers, primarily to Medtronic and Bard Access Systems under exclusive distribution arrangements, were $733,636 for the three months ended September 30, 1996, compared to $1,034,453 for the three months ended September 30, 1995. The change in vessel introducers is attributed to the Medtronic inventory build and the Medtronic component supply problem that were addressed above.

Contract manufacturing sales were $141,133 for the three months ended September 30, 1996, compared to $51,020 for the three months ended September 30, 1995. Contract research and development sales were $0 for the three months ended September 30, 1996 compared to $15,373 for the three months ended September 30, 1995. These differences are primarily due to those factors discussed above.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $380,901 for the three months ended September 30, 1996, compared to $119,241 for the three months ended September 30, 1995. Monitor sales increased 196.7% or $199,877 and catheter and accessory sales increased 350.7% or $61,783 in the three months ended September 30, 1996 over the comparable period in 1995. As stated above, the Company's third quarter results were negatively impacted due to a delay in the release of the upgraded LuMax System. The Company is continuing to strengthen its sales and marketing efforts for these products and expects to see increased sales growth in the future.

Total gross profit decreased from $484,661 for the three months ended September 30, 1995, to $397,523 for the three months ended September 30, 1996, a decline of 18.0%. Total gross profit as a percent of sales decreased from 39.7% in the three months ended September 30, 1995 to 31.7% in the comparable period in 1996. The gross profit percentage on vessel introducers and contract manufacturing totaled 44.2% in the third quarter of 1996, compared to 45.4% in the third quarter of 1995, primarily due to the factors discussed above. For fiber optic products, the gross profit percent totaled 3.0% or $11,223 in the third quarter of 1996 compared to a loss of $15,566 in the third quarter of 1995. The Company incurred additional costs qualifying and validating the reusable catheter during the third quarter which affected gross profits. The Company expects to see gross profits and the gross profit percentage improve dramatically as the Company increases sales volume and utilizes its overhead more efficiently.

Total research and development expenditures were $164,894 or 13.1% of sales for the three months ended September 30, 1996, compared to $179,973 or 14.8% of sales for the three months ended September 30, 1995. The Company had anticipated a reduction in research and development expenditures in 1996 compared to 1995 but, due to unforeseen software development issues in completing the development work on the upgraded LuMax System, the overall expenditures remained relatively constant during the comparable periods.

Selling, general and administrative expenses increased from $363,534 for the three months ended September 30, 1995 to $556,592 for the three months ended September 30, 1996. Sales and marketing expenses increased $122,674 and general and administrative expenses increased $70,384 in the third quarter of 1996 compared to the third quarter of 1995 primarily for the reasons discussed above.

Interest expense decreased from $28,514 for the three months ended September 30, 1995 to $13,841 for the three months ended September 30, 1996 primarily due to the factors stated above.

As a result, the Company incurred a net loss of $318,779 or $.08 per share for the three months ended September 30, 1996, compared to a net loss of $75,107 or $.02 per share for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the nine months ended September 30, 1996 was $1,059,862, consisting of a net loss of $1,076,272 less adjustments for depreciation and amortization of $277,222 and interest accretion of $22,012. In addition, cash was used to fund net changes in operating assets and liabilities of $282,824. The Company has experienced increased inventory in 1996 in anticipation of the sales growth of its LuMax System, and expects to see increases in accounts receivable and inventory levels as sales of these products continue to grow.

Net cash provided by investing activities for the nine months ended September 30, 1996 was $671,121. Marketable securities of $996,145 were sold and $295,019 of equipment was purchased during the period. Additionally, marketable securities of $28,500 were purchased and pledged to the Company's new equipment and software lease.

Net cash provided by financing activities for the nine months ended September 30, 1996 was $1,659,099. At the end of March 1996, the Company used its new revolving line of credit (described below) to retire the $500,000 notes payable to private investors and began to use the line for working capital. The Company had a balance due on the line of $548,649 as of September 30, 1996. Additionally, two former employees exercised stock options for 16,000 shares of the Company's common stock at an exercise price of $1.275 per share, totaling $20,400. The Company also sold 610,000 shares of stock at $3.00 per share in a private stock offering, netting $1,635,321 in proceeds. The Company also made principal debt payments totaling $45,271.

As a result, the Company's cash and cash equivalents and marketable securities were $1,413,631 as of September 30, 1996 compared to $1,039,418 at December 31, 1995. Working capital increased from $1,201,371 as of December 31, 1995 to $1,731,159 as of September 30, 1996.

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

In September 1996, the Company entered into a three year capital lease agreement for some equipment and software, totaling $114,761. The agreement calls for interest at the rate of 13.05% and requires the Company to pledge a security for a period of one year for 25% of the outstanding value of the lease. An additional one year security will need to be pledged for 25% of the outstanding value of the lease when the original security expires. The lease is secured by the equipment purchased and the pledged security.

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

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: delays in new product launches; lack of market acceptance of the Company's products; introduction of competitive products; and patent and government regulation matters.


PART II - OTHER INFORMATION

ITEM 6(b) - REPORTS ON FORM 8-K

None


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        MEDAMICUS, INC.

Date:  November 7, 1996                 By:  /s/ James D. Hartman
                                             ---------------------------------
                                        President, Chief Executive Officer and
                                        Chief Financial Officer