Form 10KSB/A
period 1995-12-31
MEDAMICUS INC
filed 1996-12-20
CIK 833140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A


[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                  For the fiscal year ended December 31, 1995

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

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                          Common Shares, $.01 Par Value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes __X__ No ____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __X__

The issuer's revenues for its most recent fiscal year were $5,294,880

The aggregate market value of the Common Shares held by nonaffiliates of the issuer as of February 29, 1996 was approximately $11,399,496 (based on the average of the closing bid and asked prices of the issuer's Common Shares on such date which was $4.00/share).

Common Shares outstanding at February 29, 1996:  3,444,774 shares


Documents incorporated by reference:
Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 25, 1996 are incorporated by reference into Part III.



                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

MedAmicus, Inc. (the "Company") is a medical products company engaged in the following:

* The manufacture and marketing of a percutaneous vessel introducer and the design and development of related vascular access products.

* The manufacture of medical devices and components for other medical product companies on a contract basis.

* The design, development, manufacture and marketing of a pressure measurement system utilizing a proprietary fiber optic transducer for measuring and monitoring physiological pressures in the human body, referred to herein as the LuMax(TM) System.

The Company was organized under the laws of the State of Minnesota on August 24, 1981 under the name "MNM Enterprises, Inc." In March 1988, the Company changed to its current name. The Company was inactive from its incorporation until October 1985, when it commenced operations.

During the first four years thereafter, the Company devoted the majority of its activities to research and development. In 1990, the Company's first proprietary product was launched, a percutaneous vessel introducer. Exclusive distribution arrangements were negotiated with Medtronic, Inc., Minneapolis, Minnesota ("Medtronic"), a manufacturer and marketer of pacemakers and pacing leads, and with Bard Access Systems ("Bard"), a subsidiary of C.R. Bard, Inc., a manufacturer and marketer of infusion catheter and implantable port procedural kits, for the sale of the introducer into their respective markets.

In September 1991, the Company completed its initial public stock offering, raising approximately $3,400,000, net of expenses. With these resources, manufacturing capabilities and capacity were expanded and a number of contract manufacturing jobs were secured. The influx of capital also allowed the Company to significantly accelerate its development efforts on a second proprietary product, the LuMax Fiber Optic Cystometry System. In January 1993, marketing clearance on the fiber optic system was received from the Food and Drug Administration.

In November 1993, the Company signed an Investment Agreement with Empi, Inc. ("Empi") whereby Empi purchased $250,000 of common stock and warrants from the Company and agreed to conduct a market evaluation of the transducer system for use in the incontinence diagnostic market. If the evaluation proved successful, the Company and Empi agreed they would attempt to negotiate an exclusive distribution agreement. Although the evaluation results were encouraging, the time period to complete such negotiations expired on October 30, 1994 and the Company and Empi elected to terminate their relationship. The Company then made the decision to launch a direct sales effort to market its product domestically.

In January 1994, the Company completed a private placement of common stock and warrants, resulting in net proceeds to the Company of approximately $1,000,000, net of offering expenses. In July 1994, the Company entered into loan agreements aggregating $500,000 with two unaffiliated private investors and subsequently amended the agreements in December 1994 to extend the maturity of the loans to June 1996. In October 1994, a private investor purchased 200,000 shares of common stock from the Company for $500,000 and the same investor purchased 266,667 shares for $500,000 in January 1995.

In 1995, the Company embarked upon a direct sales strategy to distribute the LuMax System into the gynecology and urology office markets. A sales and marketing staff was hired and, in mid-1995, the Company began contracting with independent sales representatives to market the product into the gynecology office market. As of February 1996, a total of twenty-two groups had been engaged, consisting of over fifty individuals, and the Company is currently searching for independent representation in order to launch the LuMax System into the urology office market.

On February 9, 1995, Richard L. Little, the Company's founder and its President and Chief Executive Officer since the Company's inception, retired for medical reasons and James D. Hartman was elected President. Mr. Hartman joined the Company in January 1991 and has served as its Executive Vice President, Chief Financial Officer and Secretary and is a member of the Board of Directors.

INTRODUCER PRODUCTS

Introducer Description
The Company manufactures and markets a proprietary disposable percutaneous vessel introducer which allows physicians to insert infusion catheters, implantable ports and pacemaker leads into a blood vessel.

In order to introduce a catheter or pacemaker lead into a vein, a hypodermic needle is first used to access the vessel. A guide wire is inserted through the hypodermic needle. The needle is then removed and a vessel introducer, consisting of a hollow sheath and a dilator, is inserted over the guide wire to expand the opening. The guide wire and dilator are then removed, leaving only the hollow sheath through which the catheter or pacemaker lead is introduced. Once the catheter or pacemaker lead is in place, the vessel introducer sheath is usually removed.

To the Company's knowledge, all vessel introducer sheaths currently marketed in competition with the Company's vessel introducer are manufactured with small handles on either side of the sheath at the proximal end, and use what is referred to as the "peel-away" method of sheath removal. As the physician pulls the handles, the sheath tears apart and can then be removed.

The Company's vessel introducer, which includes the standard dilator and sheath, also incorporates a proprietary slitting device, resulting in what management believes to be an improved method of removing the sheath. The slitter clamps onto the catheter or lead and has a recessed blade. The physician draws the sheath onto the slitter, which cuts the entire length of the sheath, permitting easy removal. The removal of the sheath can be performed by one physician, unlike the peel-away method which typically requires two people. To the best of the Company's knowledge, there are no other companies marketing vessel introducers which use a slitting method of sheath removal.

In 1993, the Company entered into an agreement with Medtronic to package a "peel-away" introducer into a kit. While the Company believes the slitter introducer is superior to the "peel-away", studies indicate that a significant percentage of physicians will continue to utilize the "peel-away" technology. In August 1994, the Company commenced shipments of "peel-away" introducer kits to Medtronic. The dilator and "peel-away" sheath for the kit are purchased from Medtronic. The Company is now the sole supplier to Medtronic of introducer kits for pacing lead applications.

Markets and Marketing
The Company estimates that there are more than 1,000,000 procedures performed worldwide each year in which venous vessel introducers are used. Because the majority of vessel introducers are sold in combination with the sale of infusion catheters, implantable ports or pacing leads, the Company's management determined that it is advantageous for the Company to enter into distribution agreements with medical device manufacturers who will market the Company's vessel introducer with their catheters, implantable ports or pacing leads. Accordingly, the Company entered into such agreements with Medtronic and with Bard Access Systems for the sale of the introducer into their respective markets.

Medtronic, which the Company believes has the largest worldwide market share of pacing leads, is currently purchasing complete sterilized introducer kits, which include a syringe, hypodermic needle and guide wire, as well as the vessel introducer, packaged by the Company in boxes designed by Medtronic. Medtronic markets the Company's vessel introducer with the slitting device worldwide under its own trade name, "SOLO-TRAK(TM)". Medtronic has indicated that over 40% of their introducer sales consist of SOLO-TRAK, and that such percentage continues to increase, while the remainder of the sales are "peel-away" introducers. Shipments of "peel-away" introducer kits to Medtronic, which commenced in August 1994, resulted in $1,280,000 of additional annual revenue to the Company in fiscal 1995.

The Company's distribution agreement with Medtronic was executed in May 1991 and amended in August 1994. Under the terms of the agreement, Medtronic is obligated to purchase certain specified annual quantities of both slitter introducers and "peel-away" introducers in order to retain exclusive rights in the pacing lead market. The agreement has an indefinite term, but Medtronic may terminate the agreement any time after May 1, 1995, upon 180 days prior written notice.

Bard, which is reported to have the largest combined market share of infusion catheters and implantable ports, is primarily purchasing vessel introducers and slitters, which Bard packages in procedural trays with its catheters and ports. Bard markets the vessel introducer under its trade name, "INTRO-EZE(TM)".

The Company's distribution agreement with Bard, as amended in June 1991, and again in March 1993, calls for minimum purchases of kits or introducer components in order to maintain the exclusive right to market the Company's vessel introducer in their respective market, although under the March 1993 revision such quantities and prices are subject to negotiation. The agreement terminates in December 1997, with four additional option years. Bard may terminate the agreement at any time with 180 days prior written notice.

The introducer currently represents approximately 15% of Bard's total sales of introducers. These quantities are significantly less than those contemplated in the 1991 agreement. Therefore, Bard and the Company have agreed to reduced purchase quantity requirements and higher prices in order to allow Bard to retain exclusive rights to sell the introducer in the catheter and port market.

Infusion catheter, implantable port and pacing lead applications represent an estimated 85% of the market applications for the introducer. The Company does not anticipate significant sales from other applications; consequently, the Company's relationship with both Medtronic and Bard will be important to the success of the Company.

For the years ended December 31, 1995 and 1994, Medtronic accounted for 72% and 61%, respectively, and Bard accounted for 7% and 14%, respectively, of sales. The loss of either one of these customers would have a material adverse effect on the Company.

Manufacturing
The vessel introducer is manufactured by the Company and packaged in a "kit" with other components for Medtronic, or sold as a component set consisting of a sheath, dilator and slitter to Bard. The sheath and dilator for the Company's proprietary introducer are manufactured from polyethylene tubing which is acquired from outside sources and fabricated by the Company, while the slitter is injection molded by the Company. The sheath and dilator which make up the "peel-away" introducer, packaged for Medtronic by the Company, is purchased by Medtronic from another supplier. It is anticipated that the Company will be manufacturing the sheath and dilator for the "peel-away" by the middle of 1996, but no assurance can be given that such will be the case. The Company has designed and constructed a number of pieces of its production and packaging equipment, and has purchased the remainder from outside sources. The vessel introducer kits are packaged in the Company's clean room facility. The Company manufactures and packages vessel introducers in 25 different sizes. The Company presently obtains several of its components, raw materials and sterilization services from sole suppliers, but believes that all components, raw materials and sterilization services are readily available from several sources. The Company believes any one of such sources would be acceptable, although Medtronic and Bard each has the right to approve suppliers.

Competition
The Company's vessel introducers compete with other vessel introducers, all of which utilize the peel-away method. The Company believes that the three major competitors in the venous vessel introducer market are Cook Incorporated, Bloomington, Indiana; Daig Corporation, Minnetonka, Minnesota (recently acquired by St. Jude Medical, St. Paul, Minnesota); and B. Braun of America Company, Plymouth, Minnesota (in the process of moving to Pennsylvania). Both Daig and B. Braun market their vessel introducers primarily by establishing distribution arrangements with established companies in the medical field, the same strategy the Company follows. Cook markets a variety of vessel introducer kits through distributors and with a direct sales force. Each of these competitors has significantly greater financial, personnel and other resources than the Company.

VASCULAR ACCESS RESEARCH AND DEVELOPMENT

The Company's development activities are focused primarily on improved vessel introducers including work on a proprietary "peel-away" introducer. In 1995, the Company and Medtronic entered into an agreement whereby the Company would develop an improved vessel introducer which would reduce kinking, using technology acquired by Medtronic. The Company will continue work on that project until the second half of 1996. The Company's management believes that, with the trend towards less invasive percutaneous surgical procedures, there will be increasing demand for vessel introducers in a variety of medical procedures and the Company intends to devote some portion of its development activities to understanding the needs of this market and designing products to meet those needs. There can be no assurance that the Company's development efforts will result in additional revenue. The Company's research and development activities have been coordinated primarily by employees of the Company, although the Company has utilized outside specialists on a contract basis, and expects to continue to do so.

For the years ended December 31, 1995 and 1994, the Company expended $216,551 and $244,257, respectively, on research and development activities directly related to vascular access products.

CONTRACT MANUFACTURING

Since October 1985, the Company has performed contract manufacturing services for a variety of medical device companies in the Minneapolis and St. Paul, Minnesota ("Twin Cities") metropolitan area, and currently manufactures five medical products for two companies, compared to eleven products for six companies two years ago. The Company has adopted a contract sales strategy oriented towards fewer customers, longer contractual arrangements and larger volume commitments to more effectively utilize manufacturing capacity and reduce development and support time.

The Company's services include product design, silicone rubber and plastic molding, precision machining, thermoforming, clean room processing, electronic and mechanical assembly, and packaging for a variety of medical products.

Most of the Company's contract manufacturing business is obtained as a result of the Company's reputation in the Twin Cities area. The Company's management is aware of several competitors which are engaged in contract manufacturing in the Twin Cities metropolitan area which have significantly greater name recognition and personnel resources than the Company. For the years ended December 31, 1995, and 1994, contract manufacturing revenues were approximately 7% and 22% respectively, of the Company's total revenues.

FIBER OPTIC PRESSURE TRANSDUCER (LUMAX SYSTEM)

Background and Product Description
Since the completion of its initial public offering in September 1991, the Company has devoted a substantial portion of its research and development efforts to the design and development of the LuMax Cystometry System, a fiber optic pressure transducer system designed to measure physiological pressures within the human body. Measurement of physiological pressures is a frequently used procedure in the diagnosis and treatment of disorders in the cardiovascular, respiratory, neurological and urinary systems. The Company's fiber optic pressure transducer system received marketing clearance from the U.
S. Food and Drug Administration in January 1993.

The Company's LuMax system consists of a monitor and catheter. The catheter contains optical fibers which transmit light in both directions within the catheter. The distal end of the catheter includes a stainless steel housing with an opening covered by a flexible membrane. The membrane is designed to move into the light path in response to the pressure exerted. An external monitor emits the light and then measures the amount of light returned through the catheter for conversion into a pressure reading. In addition to reading pressure, the monitor calibrates the catheter, records pressures over time and alerts the user to pressure readings outside of a specified range.

The Company manufactures two different catheters in several sizes and two separate monitors, which are designed to be used for urological diagnostic procedures. Both catheters have one sensor, are designed for single use with the difference being one has an infusion lumen and one does not. An infusion lumen allows the physician to infuse liquid through the catheter during the procedure. The sensor is located at the site where the pressure is measured. In May 1996, the Company intends to introduce and market catheters which can be sterilized and reused up to as many as twenty times by the physician. The Company received Food and Drug Administration marketing clearance for the reusable catheter in February 1996.

Each of the two monitors addresses separate urological market segments. One of the monitors is a stand alone system (the LuMax Cystometry System) which is designed to conduct tests necessary for a physician to diagnose and treat the incontinent patient. Its primary market focus is the office-based gynecology practice. The second monitor is an interface unit (the LuMax Interface System) designed to be connected to an existing urodynamic testing system allowing a hospital or urology clinic, with such testing equipment already in place, to use the Company's fiber optic catheters.

In May 1996, the Company intends to commence marketing a uroflow accessory to the LuMax Cystometry System which will allow urologists to conduct pressure flow studies, a common procedure in the diagnosis of prostate conditions. A uroflow measures volume of urine flow over time to determine severity of blockages caused by an enlarged prostate or other factors. The Company received Food and Drug Administration marketing clearance for this accessory in January 1996.

The most commonly used pressure measuring device now on the market is the disposable external strain gauge transducer. Over 7.5 million such devices are used annually in the U. S. An external strain gauge transducer measures internal body fluid pressures through a series of saline solution-filled tubes connected to a catheter which has been inserted into the body. The pressure of the body fluid is conducted through the tubing to the externally located transducer. The transducer then converts that pressure into an electrical signal which is displayed as a pressure reading.

The Company believes that the disposable external strain gauge transducer has a number of disadvantages when compared to its fiber optic pressure transducer:

* The disposable external strain gauge must be level with the pressure monitoring site on the patient.

*    A leak anywhere in the tubing system could result in inaccurate readings.

* The fluid column connecting the catheter to the external transducer must remain bubble free.

* There are delays in response times as pressure is "piped" from the point of measurement to the external transducer which may cause inaccuracies.

* A strain gauge device can be affected by electromagnetic interference from other patient monitors.

A more recent development in pressure measurement devices is the micro-tipped catheter, which is comprised of a miniaturized strain gauge transducer on the tip of a catheter. While the micro-tipped catheter offers many of the same advantages as the fiber optic catheter, it is sold at a substantially higher cost than the Company's current disposable catheter.

Markets and Marketing
The Company has evaluated various markets for the application of its fiber optic pressure transducer, including hemodynamic testing, ventilator monitoring, neurological pressure monitoring and urodynamic testing. The Company has initially focused its efforts on the urodynamic testing market because management believes it provides the greatest immediate opportunity for market acceptance and revenue growth. It is estimated that over 12 million Americans suffer from some form of incontinence, a problem that is just beginning to be discussed openly and for which a number of treatments have recently been introduced. In order to prescribe the most appropriate therapy, clinicians usually rely on urodynamic testing, which includes several pressure measurement procedures which the Company's LuMax System is designed to perform.

The urodynamic testing market in the United States consists of three segments: approximately 2,300 urology practices primarily utilizing hospital-based urodynamic monitoring systems; uro-gynecology practices, a small but emerging market primarily focused on incontinence, which generally have sophisticated urodynamic systems located in their offices, and; 19,000 gynecology practices of which only a small percentage are currently equipped to conduct urodynamic testing and, thus, effectively treat the incontinent patient.

In October 1994, after the Company and Empi, Inc. elected to terminate negotiations with respect to an exclusive distribution arrangement, the Company decided to launch a direct sales effort to market its stand-alone LuMax Cystometry System domestically and to develop distributor relationships internationally. As a result, the Company hired a National Sales manager, a Marketing Manager and two sales representatives, located in Texas and Illinois. All of these individuals were former Empi employees. In mid-1995, the Company elected to broaden its sales coverage by contracting with independent sales representatives who were primarily focused on the gynecology market. In September 1995, the first group was trained and today, the Company has agreements with twenty-two groups totaling over fifty sales personnel covering all fifty states.

The Company is now engaging sales representatives to market the LuMax Cystometry System with the uroflow accessory into the urology office-based market. At the time this product is released in May 1996, the Company expects to have entered into agreements with up to twenty-five independent representatives focused on the urology market. It is anticipated that this independent sales group will also market the LuMax Interface System but the Company will continue to explore, as well, potential corporate partnering relationships for the Interface. There is no assurance that the Company will be able to secure relationships with enough representatives to adequately cover the U. S. market.

As of February 28, 1996, the Company had 132 stand-alone LuMax Cystometry monitors in the field.

In February 1995, the Company entered into an agreement with NICOLAI, a German medical products distribution company, for the exclusive rights to distribute the Company's LuMax Cystometry System in Germany. Over the five-year term of the agreement, which commenced January 1, 1995, NICOLAI committed, in order to retain exclusive distribution rights, to purchase over $3,000,000 of monitors, and an amount of catheters yet to be determined. To date the sales which were anticipated in Germany have not materialized, and the Company does not anticipate any significant amount of revenue from this arrangement in 1996. No decision has been made at this time as to whether the agreement with NICOLAI will be terminated. The Company has no other plans at this time for international distribution agreements.

Manufacturing
The Company currently manufactures its catheters in its existing facility and expects that adequate space will be available to meet the Company's needs during the next several years. As of March 1996, the Company has the capacity to manufacture approximately 2,200 catheters per month on a single shift using semi-automated equipment designed by the Company. The Company expects such equipment will be adequate to meet production requirements until automated equipment is required to increase capacity. The Company is conducting ongoing studies related to the feasibility and cost of automated manufacturing equipment.

As of March 1996, the Company has the capacity to assemble approximately 40 monitors per month on one shift. It is believed that the Company has adequate capacity to meet monitor requirements for the foreseeable future.

The Company has identified suppliers for all materials necessary to manufacture the monitors and catheters and believes that other acceptable suppliers exist for these materials.

Competition
The Company's LuMax System competes with both the traditional external strain gauge transducer, and with transducers that incorporate new designs such as fiber optic transducers and micro-tipped catheter transducers.

Companies that market disposable external strain gauge transducers for use in the urological testing markets include Cobe Laboratories, Inc., Lakewood, Colorado; Spectramed Inc., Critical Care Division, Oxnard, California; and Baxter Healthcare Corporation, Edwards Division, Santa Ana, California.

Companies which are applying fiber optic technology to pressure sensing devices include Camino Laboratories, San Diego, California, which markets a device used primarily for application in neurological procedures; Fiber Optic Sensor Technologies, Inc., Ann Arbor, Michigan, which markets a device for application in urological monitoring and has been acquired by Bard Urological, a subsidiary of C. R. Bard, Inc.; and Radi Medical Systems, Sweden, which markets its device in Europe for hemodynamic testing and possibly urological monitoring. Bard Urological is aggressively marketing their fiber optic system through a network of direct sales personnel into the U. S. urology office market. Management believes that each of the companies mentioned above may have significantly greater financial and other resources than the Company. The Company believes that the primary bases of competition will be product performance, price and marketing.

While the Company has obtained patents relating to its transducer, such patents may not prevent the above described companies or any other companies from developing competing fiber optic devices for the urodynamic testing market or for any other pressure measurement applications which the Company may pursue.

FIBER OPTIC TRANSDUCER RESEARCH AND DEVELOPMENT

With the capital made available from its initial public stock offering, the Company established a research and development staff devoted to the transducer project. For the years ended December 31, 1995, and 1994, $583,044 and $1,039,192 respectively, was expended on the transducer development effort. Upon completion of the development of the transducer for the urodynamic testing market, which is expected to occur in 1996, the research and development group will continue work on enhancing the transducer for this market and begin efforts to apply the technology to other potential applications.

GOVERNMENT REGULATION

The medical devices manufactured and marketed by the Company are subject to regulation by the FDA and, in some instances, by state and foreign authorities. Pursuant to the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, medical devices intended for human use are classified into three categories (Classes I, II and III), depending upon the degree of regulatory control to which they will be subject. Both the transducer and the introducer are considered Class II devices.

If a Class II device is substantially equivalent to an existing device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Premarket Notification Submission (a "510(k) Submission"), under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that it be provided with clinical test results demonstrating the safety and efficacy of the device.

The Company submitted a 510(k) Submission to the FDA with respect to the transducer in February 1992 and received approval to market the transducer in January 1993. The Company has obtained 510(k) approval to market its introducer in the United States.

As a manufacturer of medical devices, the Company is also subject to certain other FDA regulations, and its manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with Good Manufacturing Practices regulations. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of FDA regulation.

The Company's devices may also be subject to regulation in foreign countries. Medtronic and Bard are responsible for obtaining approval from the foreign countries in which they desire to sell the vessel introducers manufactured by the Company. Depending upon the distribution relationships established to market the transducer, the Company may be responsible for obtaining approval to sell the transducer in foreign countries. The Company has made application for approval to market its LuMax System in the European Common Market countries, but such approval has not yet been received.

INTELLECTUAL PROPERTY

The Company has made and continues to make, when appropriate, efforts to obtain patents, including additional patents on existing products. Certain aspects of the vessel introducer and the fiber optic pressure transducer are the subject of United States Patent Numbers 4,997,424 and 5,005,584, respectively, issued on March 5, 1991 and April 9, 1991, respectively.

The introducer patent covers a means for attaching a slitter with a recessed blade to a catheter or pacing lead for the purpose of removing a sheath from the catheter or pacing lead. The Company has applied for additional patent protection on features of the vessel introducer.

The Company's transducer patent covers a means for incorporating one or more transducers onto a guide wire. The Company has applied for additional patent protection on technical features of the transducer which have evolved during the development to date.

The Company has also received correspondence from a competitor in the fiber optic transducer market informing the Company of patents it holds relating to fiber optic transducers, specifically referencing a patent on a technique to calibrate the fiber optic system. The correspondence indicated that the competitor has not reviewed the Company's technology and currently makes no infringement allegations. The Company has been aware of this patent and has specifically designed the calibration associated with its transducer so as not to infringe the competitor's patent. The Company has also received an opinion of counsel that its design does not infringe such patent.

Both patents discussed above have been assigned to the Company by the inventor, Richard L. Little, the Company's former President and Chief Executive Officer, and both expire in the year 2008.

Due to the rapid technological changes experienced in the medical device industry, the Company's management believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

EMPLOYEES

As of March 20, 1996, the Company employed 63 persons, consisting of 6 in research and development including two part-time, 46 in manufacturing including two part-time, 5 in sales and marketing and 6 in general and administrative functions.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company's administrative, manufacturing and research and development facilities are located at 15301 Highway 55 West, Plymouth, Minnesota 55447, consisting of approximately 21,600 square feet. The Company leases these facilities pursuant to a lease that expires April 30, 1997, but can be extended with two one-year options. The lease calls for rent payments of $16,442 per month, which includes base rent, a portion of the operating expenses and real estate taxes plus payment on capitalized leasehold improvements performed by the landlord. The base rent escalates yearly based on the consumer price index.

ITEM 3.   LEGAL PROCEEDINGS

The Company's management is not aware of any litigation pending against the Company or its properties.

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.


                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's common stock has been traded on Nasdaq SmallCap Market under the symbol MEDM since September 1991. The following bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


----------------- ---------------- ---------------                  ---------------- --------------- ----------------
1993                         HIGH             LOW                   1995                       HIGH              LOW
----------------- ---------------- ---------------                  ---------------- --------------- ----------------
First Quarter              $5.375          $4.000                   First Quarter            $2.750           $1.875
Second Quarter              5.375           3.250                   Second Quarter            3.250            2.250
Third Quarter               5.250           3.250                   Third Quarter             4.000            3.000
Fouth Quarter               5.375           4.500                   Fouth Quarter             3.875            2.875

----------------- ---------------- ---------------                  ---------------- --------------- ----------------
1994                         HIGH             LOW                   1996                       HIGH              LOW
----------------- ---------------- ---------------                  ---------------- --------------- ----------------
First Quarter              $4.750          $4.250                   Thru Feb 29              $3.750           $3.000
Second Quarter              4.250           3.750
Third Quarter               3.875           2.375
Fouth Quarter               2.625           1.625

As of February 29, 1996, the Company had approximately 1,400 record holders of its common stock. The Company has not paid cash dividends in the past and does not expect to do so in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW
The Company commenced operations in 1985 and during the first three years of its existence, devoted the majority of its activities to research and development projects. In 1990, the Company's first proprietary product was announced, a percutaneous venous vessel introducer. Exclusive distribution arrangements were negotiated with Medtronic, Inc. and Bard Access Systems (a division of Davol, Inc.)for the sale of the introducer into their respective markets.


In September 1991, the Company completed its initial public stock offering raising approximately $3,400,000, net of expenses. With these resources, manufacturing capabilities and capacity were expanded and a number of contract manufacturing jobs were secured. The influx of capital also allowed the Company to significantly accelerate its development efforts on a second proprietary product, the LuMax Fiber Optic Cystometry System. In January 1993, marketing clearance on the fiber optic system was received from the Food and Drug Administration.

In January 1994, the Company completed a private placement of its common stock and warrants resulting in net proceeds to the Company of approximately $1,000,000. In July 1994, the Company secured a $500,000 loan from two private lenders and in October 1994, a private investor purchased 200,000 shares of the Company's stock for $500,000, and the same investor purchased and additional 266,667 shares for $500,000 in January 1995.

In 1995, the Company embarked upon a direct sales strategy to distribute the LuMax System into the gynecology and urology office markets. A sales and marketing staff was hired and, in mid-1995, the Company began contracting with independent sales representatives to market the product into the gynecology office market. As of February 1996, a total of twenty-two groups had been engaged, consisting of over fifty individuals, and the Company is currently searching for independent representation in order to launch the LuMax System into the urology office market.

SALES
Net sales for 1995 were $5,294,880 compared to $3,010,710 in 1994, an increase of 75.9%. Sales of vessel introducers, primarily to Medtronic and Bard under exclusive distribution arrangements, were $4,139,066 in 1995 compared to $2,197,914 in 1994. In August 1994, the Company commenced sales of "peel-away" introducer kits to Medtronic in addition to sales of its proprietary slitter introducer. Approximately $1,280,000 of additional annual revenue resulted from the sale of "peel-away" introducer kits to Medtronic. The Company also benefited from a build-up of introducer inventory by Medtronic in the first half of 1995 in support of the release of Medtronic's new defibrillator and pacemaker products.

Contract manufacturing sales were $409,670 in 1995 compared to $678,276 in 1994, a decrease of $268,606 or 39.6%. One of the Company's two contract manufacturing customers built inventory at the end of 1994 in anticipation of a plant conversion and did not resume orders until mid-1995.

In the second quarter of 1994, the Company recognized its first sales of the LuMax System into the urological and gynecological markets. Virtually all sales in 1994, totaling $134,520, were shipped to Empi, Inc. under an Investment Agreement between Empi and the Company. The Company terminated its relationship with Empi on October 30, 1994. In January 1995, the Company launched a direct sales effort related to the LuMax System. During fiscal 1995, sales of the LuMax System, including monitors and catheters, totaled $746,144.


While the Company has only minimal experience to date in selling medical equipment, such as the LuMax monitor, management believes that the largest percentage of these sales typically materialize in the fourth quarter.


GROSS PROFIT ON SALES
Gross profit as a percent of sales by category for the years need December 31, 1995 and 1994 was as follows:

                                                      1995         1994
--------------------------------------------- ------------- ------------
Introducers and contract manufacturing               48.1%        36.9%
Fiber optic products                                  2.3          0.0
--------------------------------------------- ------------- ------------
     Total gross profit percent                      41.7%        35.2%
============================================= ============= ============

The Company realized significant improvement in gross profit dollars and percent related to its vessel introducer and contract manufacturing business during 1995, due to a combination of increased sales, which resulted in improved efficiencies and better utilization of the Company's available capacity, and also to several key process improvements which improved yields, decreased inspection time and resulted in reduced inventory investment.


In 1994, the Company was developing the LuMax System and sold a small number of prototype systems to Empi, Inc. for market evaluation purposes. The Company recorded as the cost of sales, an amount equal to sales, thus recognizing zero gross profit on such sales. All other costs related to the development of the LuMax System were reflected as research and development expenditures.

As of January 1995, the primary activities of the LuMax System manufacturing operation transitioned from development work to finished goods production. Because the Company has made significant investments in fixturing, space and management personnel, it is not anticipated that gross margins on the sale of catheters and monitors will achieve the Company's targeted goals until volume reaches a point where efficiencies can be realized and excess capacity costs can be minimized. As a result, for the year ended December 31, 1995, the Company realized a gross profit on sales of catheters and monitors of 2.3%. For the fourth quarter of 1995, when LuMax sales totaled $320,000, gross profit reached 38.5%, and the Company anticipates gross profit percents will increase further as sales levels grow.


RESEARCH AND DEVELOPMENT
Total research and development expenditures were $799,595, or 15.1% of sales in 1995, compared to $1,283,449, or 42.6% of sales in 1994. Approximately 73% and 81% of the 1995 and 1994 expenditures, respectively, were devoted to the development of the Company's LuMax System and the remainder to introducer products. Research and development expenditures decreased in 1995 as the Company transitioned the LuMax System from development to manufacturing.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $1,697,915 or 32.1% of sales in 1995 compared to $961,609 or 31.9% of sales in 1994. The Company elected to pursue a direct sales effort in marketing its LuMax System into the urological and gynecological community. As a result, the Company hired a sales and marketing administrative staff, engaged an independent representative sales force and conducted marketing campaigns to generate product leads and promote product awareness, all of which contributed to the overall increase in selling, general and administrative expenses. While the Company anticipates increased selling expenses in 1996 to support our independent representative network, these expenses should decline as percentage of sales if LuMax System sales materialize as expected.

NET LOSS
As a result, the Company incurred a net loss of $358,854 or $.11 per share in 1995 compared to a net loss of $1,212,212 or $.43 per share in 1994. The Company's net loss during the first three quarters of 1995 were $219,329, $78,406 and $75,107, respectively, while the Company attained a net profit of $13,988 in the fourth quarter of 1995.

Inflation has not had a material impact on the Company's revenues or earnings.

The Company has engaged a large independent sales force to distribute its LuMax System into the gynecology market and is now developing a parallel organization to distribute the LuMax into the urology market. In support of this network of independent representatives, the Company intends to make significant investments in marketing activities in the first half of 1996 to generate leads, promote product awareness and provide training and literature to the sales personnel. As a result, the Company expects losses to resume at least through the first quarter of 1996.


In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123) ACCOUNTING FOR STOCK-BASED COMPENSATION which is effective for the year ending December 31, 1996. The Company has decided to continue to measure compensation cost using APB Opinion No. 25, but will provide the pro forma disclosures required under SFAS 123.


LIQUIDITY AND CAPITAL RESOURCES
On July 29, 1994, the Company entered into loan agreements with two private investors resulting in proceeds to the Company of $500,000. In December 1994, the terms of the loans were extended from April 1995 to June 30, 1996.

On October 7, 1994, the Company sold 200,000 shares of its common stock to a private investor for $500,000. On January 27, 1995, the same investor acquired 266,667 shares of stock, also for $500,000.

As of December 31, 1995, the Company had unrestricted cash and cash equivalents and investments of $1,039,418, compared to $622,036 as of December 31, 1994, not including the sale of stock to the private investor which occurred in January 1995. Net cash provided by operating activities during the year ended December 31, 1995 was $110,052, consisting primarily of a net loss of $358,854, less adjustments for depreciation and amortization of $292,089 and net changes in operating assets and liabilities of $147,248. Favorable vendor terms and improved inventory management contributed to positive cash generated from operating activities in 1995. It is anticipated that receivable and inventory will increase significantly in 1996 if sales of the LuMax System materialize as expected.

Net cash used in investing activities in 1995 was $603,302, consisting primarily of the net purchase of investments totaling $262,609, the acquisition of property and equipment for $321,548, and the addition to patent rights of $19,145.

Net cash provided to the Company from financing activities totaled $633,517, consisting of the sale of common stock in private offerings of $477,193, net of offering expenses, $229,384, in proceeds from the exercise of employee stock options, offset by payments on the Company's capital lease obligations and note payable to a customer of $73,060.

As of December 31, 1995, the Company's current assets exceeded current liabilities by $1,201,371, with a current ratio of 1.9 to 1 compared to working capital of $1,408,663 or a current ratio of 4.3 to 1 as of December 31, 1994. The reduction of the current ratio in 1995 compared to 1994 is primarily the result of the reclassification of notes payable to private investors from long-term to a current liability.


In March 1996, the Company entered into a fifteen month agreement with a financial institution for a $1,200,000 revolving line of credit. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The agreement calls for interest at the rate of 3% over the financial institution's base rate with minimum interest due over the term of the agreement of $75,000. The line is secured by substantially all of the Company's assets. The Company believes this borrowing availability will provide adequate capital to allow the Company to satisfy the $500,000 note payable due June 30, 1996, and to fund its 1996 operations and capital expenditures. Depending on the level of cash flows generated from operating activities in 1997, if any, additional capital may be required to fund 1997 operations and capital expenditure requirements. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities.

As of December 31, 1995, the Company had income tax carryforwards of net operating losses and research and development credits of $4,800,000 and $156,000, respectively. The carryforwards, subject to Internal Revenue Code utilization limitations, are available to offset future taxable income and thus reduce future income tax payments which might otherwise be payable. At December 31, 1995, the Company's net deferred tax assets, totaling approximately $2,101,000, have been fully offset by a valuation allowance due to their uncertainty of realization. Realization of these deferred tax assets is dependent upon sufficient future taxable income during the period the deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

ITEM 7.   FINANCIAL STATEMENTS


                                      INDEX
--------------------------------------------------------------------------------- ------------
                                                                                     PAGE #
--------------------------------------------------------------------------------- ------------

Independent Auditor's Report for the year ended December 31, 1994      Incorporated by reference to Exhibit 23.3 attached hereto
Independent Auditor's Report for the year ended December 31, 1995      Incorporated by reference to Exhibit 23.4 attached hereto
Balance Sheets for the years ended December 31, 1995 and 1994                          14
Statements of Operations for the years ended December 31, 1995 and 1994                15
Statements of Shareholders' Equity for the years ended December 31, 1994 and 1995      16
Statements of Cash Flows for the years ended December 31, 1995 and 1994                17
Notes to financial statements                                                       18 - 24




                                         BALANCE SHEETS

                                                                  DECEMBER 31, 1995     DECEMBER 31, 1994
                                                                  ---------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                          $143,273               $3,006
     Marketable securities (note 2)                                      896,145              619,030
     Accounts receivable                                                 734,926              432,944
     Inventories (note 3)                                                785,768              748,053
     Prepaid expenses and other assets                                    23,637               33,778
------------------------------------------------------------------------------------------------------
Total current assets                                                   2,583,749            1,836,811
------------------------------------------------------------------------------------------------------

Property and equipment (note 7):
     Equipment                                                         1,433,357            1,202,751
     Office furniture, fixtures and computers                            237,207              198,304
     Leasehold improvements                                              326,211              296,368
------------------------------------------------------------------------------------------------------
                                                                       1,996,775            1,697,423
     Less accumulated depreciation and amortization                   (1,100,723)            (854,384)
------------------------------------------------------------------------------------------------------
Net property and equipment                                               896,052              843,039
------------------------------------------------------------------------------------------------------

Certificate of deposit, restricted (note 6)                              100,000              100,000

Patent rights, net of accumulated amortization of
$77,296 and $53,742, respectively                                         53,198               57,607
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $3,632,999           $2,837,457
------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $640,478             $290,032
     Accrued expenses (note 4)                                           209,928               83,570
     Notes payable to private investors (note 6)                         477,963                    0
     Current installments of note payable to customer (note 6)            14,400               14,400
     Current installments of capital lease obligations (note 7)           39,609               40,146
------------------------------------------------------------------------------------------------------
Total current liabilities                                              1,382,378              428,148
------------------------------------------------------------------------------------------------------

Long-term liabilities:
     Notes payable to private investors (note 6)                               0              433,888
     Note payable to customer, less current installments (note 6)         17,222               49,600
     Capital lease obligations, less current installments (note 7)        12,508               52,653
------------------------------------------------------------------------------------------------------
Total long-term liabilities                                               29,730              536,141
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Total liabilities                                                      1,412,108              964,289
------------------------------------------------------------------------------------------------------

Shareholders' equity (notes 6 and 8):
     Preferred stock-undesignated, authorized 1,000,000
       shares, no shares issued or outstanding                                 0                    0
     Common stock-$.01 par value, authorized 9,000,000
       shares, issued and outstanding 3,434,774 and 2,991,207
       shares, respectively                                               34,348               29,912
     Additional paid-in capital                                        6,871,803            6,169,662
     Accumulated deficit                                              (4,685,260)          (4,326,406)
------------------------------------------------------------------------------------------------------
Total shareholders' equity                                             2,220,891            1,873,168
------------------------------------------------------------------------------------------------------
Commitments (notes 7, 10 and 11)
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $3,632,999           $2,837,457
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS


                          STATEMENTS OF OPERATIONS

Years Ended December 31,                                         1995              1994
----------------------------------------------------------------------------------------
Sales (note 9)                                             $5,294,880        $3,010,710
Cost of sales                                               3,087,741         1,950,656
----------------------------------------------------------------------------------------
Gross profit                                                2,207,139         1,060,054
----------------------------------------------------------------------------------------

Operating expenses:
     Research and development                                 799,595         1,283,449
     Selling, general and administrative                    1,697,915           961,609
----------------------------------------------------------------------------------------
Total operating expenses                                    2,497,510         2,245,058
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Operating loss                                               (290,371)       (1,185,004)
----------------------------------------------------------------------------------------

Other income (expense):
     Interest expense                                        (126,821)          (59,323)
     Interest income                                           50,535            30,249
     Other                                                      7,803             1,866
----------------------------------------------------------------------------------------
Total other income (expense)                                  (68,483)          (27,208)
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Net loss                                                    ($358,854)      ($1,212,212)
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Net loss per share                                             ($0.11)           ($0.43)
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Weighted average shares outstanding                         3,294,921         2,833,506
----------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                               Common Stock          Additional
                                                          ---------------------       Paid In        Accumulated
YEARS ENDED DECEMBER 31, 1994 AND 1995                    Shares         Amount       Capital          Deficit           Total
--------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1993                           2,717,697       $27,177     $5,372,592       ($3,114,194)     $2,285,575


Common stock issued for cash in private offering,
net of offering costs (note 8)                             72,790           728        238,257                 0         238,985

Common stock issued as employee bonuses                       720             7          3,413                 0           3,420

Issuance of common stock warrants in connection
with debt issuance (note 6)                                     0             0         80,000                 0          80,000

Common stock issued for cash to private investor,
net of offering costs                                     200,000         2,000        473,000                 0         475,000

Excess of fair market value over option price on
stock options granted                                           0             0          2,400                 0           2,400

Net loss for the year ended December 31, 1994                   0             0              0        (1,212,212)     (1,212,212)
---------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1994                           2,991,207        29,912      6,169,662        (4,326,406)      1,873,168

Common stock issued for cash to private investor,
net of offering costs                                     266,667         2,667        474,526                 0         477,193

Exercise of stock options                                 176,900         1,769        227,615                 0         229,384

Net loss for the year ended December 31, 1995                   0             0              0          (358,854)       (358,854)
---------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1995                           3,434,774       $34,348     $6,871,803       ($4,685,260)     $2,220,891
---------------------------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                        STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                                             1995             1994
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                   ($358,854)     ($1,212,212)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                           292,089          302,665
          Interest accretion on notes payable to private investors                                 44,075           13,888
          Interest added to investments                                                           (14,506)         (25,805)
          Common stock granted to employees                                                             0            3,420
          Excess of fair market value over option price on stock options granted                        0            2,400
          Changes in operating assets and liabilities:
               Accounts receivable                                                               (301,982)        (147,100)
               Inventories                                                                        (37,715)        (451,587)
               Prepaid expenses and other assets                                                   10,141          (12,897)
               Accounts payable                                                                   350,446           61,326
               Accrued expenses                                                                   126,358          (15,777)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES                                              110,052       (1,481,679)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                      (321,548)        (212,458)
     Additions to patent rights                                                                   (19,145)         (20,051)
     Purchase of available-for-sale marketable securities, including reinvestment
     of securities which matured                                                               (4,067,492)      (1,983,456)
     Sale of available-for-sale marketable securities, including sales of securities
     which matured                                                                              3,804,883        2,499,016
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                              (603,302)         283,051
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                              (40,682)         (36,225)
     Proceeds from sales of stock, net of offering costs                                          477,193          713,985
     Proceeds from exercise of stock options                                                      229,384                0
     Proceeds from notes payable to private investors                                                   0          500,000
     Payments on note payable to customer                                                         (32,378)         (14,400)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         633,517        1,163,360
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              140,267          (35,268)
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                        3,006           38,274
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                           $143,273           $3,006
---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                     $82,746          $53,010

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS Medamicus, Inc. "The company" is a medical products company engaged in the following:

* The manufacture and marketing of a percutaneous vessel introducer and the design and development of related vascular access products.

* The manufacture of medical devices and components for other medical product companies as a contract manufacturer.

* The design, development, manufacture and marketing of a pressure measurement system utilizing a proprietary fiber optic transducer for measuring and monitoring physiological pressures in the human body.


REVENUE RECOGNITION The Company recognizes revenue upon shipment of the product to the customer.


ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS At December 31, 1995, the Company adopted statement of financial accounting standards No. 107, Disclosures about fair value of financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:


* CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT: the carrying amount approximates fair value because of the short maturity of those instruments.

* MARKETABLE SECURITIES: the fair values of these investments are estimated based on quoted market prices for those or similar instruments. At December 31, 1995, the fair value of the Company's marketable securities approximated its current value.

* NOTES PAYABLE: the fair value of the Company's notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities with similar collateral requirements. At December 31, 1995, the fair value of the Company's notes payable approximated its current value.

CASH EQUIVALENTS Cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company maintains its cash in bank accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

MARKETABLE SECURITIES The Company follows statement of financial accounting standards No. 115, Accounting for certain investments in debt and equity securities (SFAS 115). Under SFAS 115, the Company classifies its marketable debt securities as available-for-sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Unrealized gains and losses are reflected as a separate component of shareholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary, results in a charge to operations resulting in the establishment of a new cost basis for the security.

INVENTORIES inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost and depreciated and amortized on a straight-line basis over a period of three to seven years. Leasehold improvements are amortized over the term of the lease. Repair and maintenance costs are charged to operations as incurred.


The Company periodically reviews the utilization of its long-lived assets in its business for impairment. To date, management had determined that no impairment of long-lived assets exists.


PATENT RIGHTS Patent rights, which are amortized over a five-year period, include costs incurred by the Company to secure patents for technology that the Company has developed.

RESEARCH AND DEVELOPMENT EXPENDITURES The Company's research and development expenditures are expensed as incurred.

LOSS PER SHARE Loss per common share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents have been excluded from the calculation of the net loss per share since they are antidilutive.

ACCOUNTING PRONOUNCEMENTS In October 1995, the financial accounting standards board issued statement of financial accounting standards No. 123 (SFAS 123) accounting for stock-based compensation. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 encourages the adoption of a fair value based method of accounting for stock-based compensation plans, but also allows entities to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in opinion No. 25 Must make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

SFAS 123 is effective for the year ending December 31, 1996. The Company has decided to continue to measure compensation cost using APB Opinion No. 25, But will provide the pro forma disclosures required under SFAS 123.


In 1996, the Company will be required to adopt Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which will require the Company to review its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company believes the adoption of SFAS No. 121 will have no impact on its financial position or results of operations.

2.  MARKETABLE SECURITIES

Investments consist of U.S. Treasury bills which, as of December 31, 1995, mature in January, February, and March of 1996. Investments are recorded at cost plus accrued interest earned. The Company recognizes interest income on U.S. Treasury bills on a straight-line basis over the term of the securities. Due to the short-term maturity of the Company's marketable securities, the market value approximates their carrying value. Therefore, no unrealized gains or losses for available-for-sale marketable securities have been recorded in 1995 and 1994.

3.  INVENTORIES

Inventories at December 31, 1995 and 1994 consist of the following:

                                                    1995         1994
-------------------------------------------- ------------ ------------
Purchased parts and subassemblies               $419,314     $448,057
Work in process                                  170,353      148,172
Finished goods                                   196,101      151,824
-------------------------------------------- ------------ ------------
                                                $785,768     $748,053
============================================ ============ ============

4.  ACCRUED EXPENSES

Accrued expenses at December 31, 1995 and 1994 consist of the following:

                                                    1995       1994
-------------------------------------------- ------------ ----------
Payroll and commissions                         $107,103    $18,191
Vacation and sick pay                             46,187     41,571
Other                                             56,638     23,808
-------------------------------------------- ------------ ----------
                                                $209,928    $83,570
============================================ ============ ==========

5.  INCOME TAXES

At December 31, 1995, the Company had income tax carryforwards of net operating losses of approximately $4,800,000 and research and development credit carryforwards of approximately $156,000. These carryforwards, subject to Internal Revenue Code utilization limitations, are available to offset future taxable income and related income taxes, and expire as follows:





                                              Net           Research And
Year of Expiration                      Operating        Development Tax
                                           Losses                Credits
--------------------------- ---------------------- ----------------------
2002                                      $70,000                 $1,000
2003                                       90,000                  3,000
2004                                      200,000                  5,000
2005                                      285,000                  3,000
2006                                      275,000                 10,000
2007                                      670,000                 28,000
2008                                    1,300,000                 55,000
2009                                    1,160,000                 36,000
2010                                      750,000                 15,000
--------------------------- ---------------------- ----------------------
                                       $4,800,000               $156,000
=========================== ====================== ======================

Deferred tax assets (net of any valuation allowance) and liabilities resulting from temporary differences, net operating loss carryforwards and tax credit carryforwards are recorded using an asset and liability method. Deferred taxes relating to temporary differences and loss carryforwards are measured using the enacted tax rate expected to be in effect when they are reversed or are realized.



The appropriate tax effect of each type of temporary difference and carryforward is:

                                                        1995           1994
---------------------------------------------- -------------- ---------------
Deferred tax assets:
     Net operating loss carryforwards             $1,816,000     $1,500,000
     Depreciation                                     87,000        100,000
     Vacation accrual                                 15,000         16,000
     Other                                            27,000         17,000
     Tax credit carryforwards                        156,000         92,000
---------------------------------------------- -------------- ---------------
                                                   2,101,000      1,725,000
Valuation allowance                               (2,101,000)    (1,725,000)
---------------------------------------------- -------------- ---------------
          Net deferred tax asset                          $0             $0
============================================== ============== ===============

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. A reconciliation of the valuation allowance for deferred tax assets is as follows:

                                                            1995           1994
--------------------------------------------------- ------------- --------------
Valuation at beginning of the year                    $1,725,000     $1,250,000
Addition to allowance                                    376,000        475,000
--------------------------------------------------- ------------- --------------
Valuation allowance at end of the year                $2,101,000     $1,725,000
=================================================== ============= ==============

Total tax expense (benefit) differs from the expected tax expense (benefit), computed by applying the federal statutory rate as follows:

                                                               1995       1994
-------------------------------------------------------- ----------- -----------
Expected income tax (benefit)                             $(126,000) $(412,000)
Increase in valuation allowance for deferred taxes          376,000    475,000
State income taxes                                          (20,000)   (63,000)
Benefit provided from permanent differences and other      (230,000)         0
-------------------------------------------------------- ----------- -----------
                                                                 $0         $0
======================================================== =========== ===========

6.  NOTES PAYABLE

BANK LINE OF CREDIT At December 31, 1995, the Company had a $100,000 line of credit promissory note agreement with a bank which expires on March 31, 1996 and bears interest at 6.9% per annum. Borrowings under the agreement are secured by a $100,000 certificate of deposit which bears interest at 4.9% per annum and matures on March 31, 1996.

NOTE PAYABLE TO CUSTOMER On May 14, 1991, the Company entered into a $100,000 non-interest bearing note payable agreement with a customer. The agreement called for quarterly payments commencing May 1, 1992. In February 1993, the customer agreed to defer payments for one year. On January 1, 1994, the Company commenced payments at the rate of $1,200 per month. Future principal payments as of December 31, 1995 are $14,400 per annum until the loan is retired in February, 1998.

NOTE PAYABLE TO PRIVATE INVESTORS On July 29, 1994, the Company entered into loan agreements aggregating $500,000 with two private unaffiliated investors and subsequently amended the agreements on December 30, 1994. The amended agreements, which expire on June 30, 1996 call for monthly interest payments at the greater of the prime rate plus 6% at any time the prime rate equals or exceeds 10%, or 15% per annum, and is secured by accounts receivable, inventory, and manufacturing equipment related to the Company's vascular access business (introducers and contract manufacturing). In connection with securing the loans, the Company issued warrants to purchase 50,000 shares of the Company's common stock for a period of five years at $3.625 per share. In connection with amending the loans, the Company issued warrants to the note holders to purchase 30,000 additional shares of the Company's common stock for a period of five years at an option price of $1.50 per share. The Company also agreed to re-price the existing warrants granted in July 1994 at the same price. The warrants to acquire 80,000 shares of the Company's common stock were valued at $80,000, which is reflected as a discount on the $500,000 notes and is being amortized as interest expense over the terms of the notes payable.

In connection with these loans and the extensions thereof, the Company granted warrants to an investment advisor to purchase 10,000 shares of the Company's common stock under the same terms as those received by the note holders.

7.  LEASES

The Company is obligated under capital lease agreements for equipment and leasehold improvements. Future minimum payments under capital leases are as follows:

Years Ending December 31,
----------------------------------------------------------- --------
1996                                                        $43,284
1997                                                         12,797
----------------------------------------------------------- --------
Total minimum lease payments                                 56,081
Less amounts representing interest imputed at 12% to 15.8%    3,964
----------------------------------------------------------- --------
Present value of net minimum lease payments                  52,117
Less current installments                                    39,609
----------------------------------------------------------- --------
                                                            $12,508
=========================================================== ========

Equipment and leasehold improvements under capital leases as of December 31, 1995 and 1994 are as follows:

                                                  1995       1994
--------------------------------------------- ---------- ----------
Equipment                                      $35,969    $35,969
Leasehold improvement                          152,451    152,451
Less accumulated amortization                 (183,624)  (166,267)
--------------------------------------------- ---------- ----------
                                                $4,796    $22,153
============================================= ========== ==========


The Company leases its office and manufacturing facility under an operating lease that expires in April 1997 with a monthly base rent of $9,793, which escalates yearly based on the consumer price index. Operating expenses and real estate taxes are paid by the Company.


Rent expense, including operating expenses and real estate taxes, charged to operations for the years ended December 31, 1995 and 1994 was $175,231 and $102,312, respectively.

8.  SHAREHOLDERS' EQUITY

WARRANTS In connection with the Company's initial public offering, the underwriter received warrants to purchase 110,000 shares of the Company's common stock at $3.90 per share exercisable through September 1996.

In connection with the Company's investment agreement with EMPI, Inc. which expired on October 30, 1994, EMPI received warrants to purchase 66,845 shares of the Company's common stock at $5.61 per share exercisable through November 1998.

PRIVATE PLACEMENT The Company sold a total of 309,555 units, consisting of one share of common stock and a warrant to purchase a second share of common stock at $3.74 per unit in a private offering which closed in December 1993 and January 1994. Net proceeds to the Company totaled $998,884, net of underwriters commissions and other offering expenses.

The warrant is exercisable for five years after the offering completion date. It carries an exercise price of $5.61 per share and is callable by the Company anytime that the Company's per share bid price exceeds 140% of the exercise price for more than ten consecutive trading days. In the event the Company calls the warrants, it is required to file a registration statement with the Securities and Exchange Commission causing the shares issued, pursuant to the warrants, to be freely tradable.

In connection with this offering, the underwriter received warrants to purchase 30,313 shares of the Company's common stock at $4.49 per share exercisable for a period of five years after the closing date.

PRIVATE STOCK PURCHASE On October 7, 1994, the Company sold 200,000 shares of its common stock for $500,000 to a private investor. On January 27, 1995, the Company sold an additional 266,667 shares to the same investor for $500,000

In connection with these private transactions, the Company issued, to an investment advisor, warrants to purchase 8,000 shares of common stock at $2.50 per share and 10,667 shares of common stock at $1.875 per share. The warrants expire five years from the date of each of the transactions.

STOCK OPTIONS The Company has three stock option plans: the 1989 Incentive Plan, the 1991 Non-Qualified Plan and the 1992 Non-employee Director Plan. In April 1994, the Shareholders approved increasing the number of options available under the Incentive Plan from 100,000 to 200,000. Under the three plans, a maximum of 505,000 options were designated for grant at prices not less than 85% of fair market value at date of grant if a non-qualified option, or 100% if a qualified option as defined under the Internal Revenue Code. Options vest over periods ranging from two years to five years and the options expire over periods ranging from six to fifteen years after the date of grant.

In addition, the Company has outstanding non-qualified stock options to non-employee consultants and investors to purchase an aggregate of 69,166 shares of common stock. These options expire on various dates in 1997 and 1998. Additional information relating to all outstanding options as of December 31, 1995 and 1994 is as follows:

                                                              1995         1994
------------------------------------------------------ ------------ ------------
Options outstanding at January 1                           428,291      432,091
Options granted                                             62,000       13,000
Options exercised                                         (176,900)           0
Options surrendered                                        (34,850)     (16,800)
------------------------------------------------------ ------------ ------------
Options outstanding at December 31                         278,541      428,291
Options available for grant at December 31                 108,175      135,375
------------------------------------------------------ ------------ ------------
          Total reserved shares                            386,716      563,666
------------------------------------------------------ ------------ ------------
Options exercisable at December 31                         204,666      364,616
------------------------------------------------------ ------------ ------------
Option prices per share:
     Granted                                           $2.44-$3.44  $2.63-$4.63
     Exercised                                         $1.28-$2.44            -
     Surrendered                                       $1.28-$5.25  $1.28-$5.38
====================================================== ============ ============

In February 1995, the Board of Directors agreed to cancel and reissue outstanding non-officer employee stock options to acquire an aggregate of 52,125 shares of the Company's common stock with existing exercise prices ranging from $2.62 to $5.25 per share. The exercise price for the reissued grants is $2.44 per share.

In January 1996, the Board of Directors adopted the 1996 Non-Employee Director and Medical Advisory Board Stock Option Plan, subject to shareholder approval. The Plan makes up to 100,000 options available and, if ratified, would discontinue the 1992 Non-Employee Director Plan.

9.  SIGNIFICANT CUSTOMERS

The Company extends unsecured credit to customers primarily in the United
States.

For the years ended December 31, 1995 and 1994, two customers accounted for 72% and 7%, and 61% and 14% of sales, respectively. These two customers accounted for 50% of accounts receivable as of December 31, 1995 and 64% as of December 31, 1994.

10.  EMPLOYEE AGREEMENTS

The Company has employment agreements with two key members of senior management providing for minimum annual base salary commitments aggregating $187,500. The employment agreements include non-compete provisions and are currently effective through January 1, 1997.

11.  RETIREMENT PLAN

The Company has a profit sharing plan (the Plan) classified as a defined contribution plan and qualifying under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company matches 10% of an employee's contribution provided the employee's contribution does not exceed 5% of the employee's compensation. Matching contributions for the years ended December 31, 1995 and 1994 were $5,034 and $5,993, respectively. The Company's Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan's inception.

12.  SUBSEQUENT EVENT

Subsequent to year end, the Company obtained a revolving line of credit with a financial institution. The line of credit availability is $1,200,000, subject to borrowing base requirements, bears interest at 3% over the financial institution's base rate, is secured by substantially all assets and expires in May, 1997. Advances under the line are at the discretion of the lender. The line of credit also contains a net worth covenant to which the company will have to adhere. The Company believes this borrowing availability will provide adequate capital to allow the Company to satisfy the $500,000 note payable due June 30, 1996 (See Note 6) and to fund its 1996 operations and capital expenditures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previously reported, as defined in Rule 12b-2 under the Exchange Act, on Form 8-K filed September 25, 1995.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 concerning the executive officers and directors of the Company is incorporated herein by reference to pages 3 through 5 and page 7 of the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 10.   EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to pages 5 and 6 of the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated herein by reference to pages 2 and 3 of the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

A.  Documents filed as part of this report


         (1)  Exhibits.  See "Exhibit Index" on page following signatures


B.  Reports on Form 8-K
         None



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                 MedAmicus, Inc.

Date:  December 18, 1996           By:  /s/ James D. Hartman
                                   President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Richard L. Little       Director                                   12/18/96


/s/ James D. Hartman        Director                                   12/18/96
                            President and Chief Executive Officer
                            Principal Financial and Accounting Officer

/s/ Richard W. Kramp        Director                                   12/18/96


Richard F. Sauter           Director


Ted Schwarzrock             Director



                                  EXHIBIT INDEX

Exhibit
   #    Description                                                    Page
------- ---------------------------------------------------------   ----------

 3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration
        Statement on Form S-18 [File No. 33-42112C]).

 3.2 Articles of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 [File No.
        33-42112C]).

 3.3    By-laws of the Company (incorporated by reference to Exhibit
        3.3 to the Company's Registration Statement on Form S-18 [File No. 33-42112C]).

10.1    Employment Agreement, dated January 1, 1993, between the
        Company and Richard L. Little (incorporated by reference to
        Exhibit 10.1 to the Company's annual report on Form 10-KSB for the year ended December 31, 1993).


10.2* Employment Agreement, dated February 19, 1996, between the Company and Dennis S. Madison (incorporated by reference to
        Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).




10.3* Employment Agreement, dated February 19, 1996, between the Company and James D. Hartman (incorporated by reference to
        Exhibit 10.3 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).




10.4* MedAmicus, Inc. 1991 Non-Statutory Stock Option Plan, restated to reflect amendments dated December 18, 1991 (incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1991).



10.5* MedAmicus, Inc. Stock Option Incentive Plan, restated to reflect amendments dated December 18, 1991 and amendments approved by shareholders on April 21, 1994 (incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994).


10.6 Supply and Distribution Agreement, dated July 31, 1990, between the Company, Davol Inc. and Sigma Medical U.S.A., Ltd. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-18 [File No. 33-42112C]).

10.7 Supply and Distribution Agreement, dated October 1, 1990, between the Company, Sigma Medical U.S.A., Ltd. and Davol Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-18 [File No. 33-42112C]).

10.8 Amendment No. 2 to Supply and Distribution Agreement, dated January 10, 1991, between the Company, Sigma Medical U.S.A., Ltd. and Davol Inc. (incorporated by reference to Exhibit
        10.11 to the Company's Registration Statement on Form S-18 [File No. 33-42112C]).

10.9 Supply and Distribution Agreement Amendment No. 3, dated June 4, 1991 and June 6, 1991, between the Company and Davol Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-18 [File No. 33-42112C]).

10.10 Supply Agreement, dated May 3, 1991, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-18 [File No. 33-42112C]).

10.11   Promissory Note, dated May 14, 1991, to Davol Inc.
        (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-18 [File No. 33-42112C]).

10.12 Lease Agreement, dated February 2, 1990, between the Company and Jagodzinski Properties, including First Amendment to Lease Agreement, dated May 1, 1991 (incorporated by reference to
        Exhibit 10.18 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

10.13 Form of Agreement Restricting Sale of Stock (incorporated by reference to Exhibit 10.20 to the Company's Registration
        Statement on Form S-18 [File No. 33-42112C]).

10.14 Second Amendment to Lease Agreement, dated December 3, 1991, between Jagodzinski Properties and the Company (incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1991).

10.15 MedAmicus, Inc. 1992 Non-Employee Director Plan (incorporated by reference to Exhibit 10.22 to the Company's annual report on Form 10-K for the year ended December 31, 1991).

10.16   Investment Agreement, dated November 9, 1993, between the
        Company and Empi, Inc. (incorporated by reference to the Exhibit to the Company's report on Form 10-QSB for the quarter ended September 30, 1993).

10.17 Form of Bridge Loan Agreement (incorporated by reference to the Exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1994).

10.18   Form of Bridge Warrant (incorporated by reference to Exhibit
        10.1 to the Company's Registration Statement on Form S-3 [File No. 33-86292]).

10.19   Form of Advisor's Warrant (incorporated by reference to Exhibit
        10.2 to the Company's Registration Statement on Form S-3 [File No. 33-86292]).

10.20 Form of Bridge Loan Extension Agreement, dated as of December 30, 1994 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-3 [File No.
        33-86292]).

10.21   Form of Bridge Warrant pursuant to Extension Agreement
        (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-3 [File No. 33-86292]).

10.22   Subscription Agreement, Letter of Investment Intent and
        Investor Rights Agreement, between the Company and Rudiger Dahle, dated as of January 27, 1995 (incorporated by reference to Exhibit 10.22 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994).

10.23 International Distribution Agreement, by and between the Company and NICOLAI, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.23 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994).

10.24 Addendum to Supply Agreement, dated August 1, 1994, by and between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.24 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994).

10.25 Credit and Security Agreement, dated March 5, 1996, by and between the Company and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.25 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

10.26 Revolving Note, dated March 26, 1996 to Norwest Credit, Inc. (incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-KSB for the year ended December 31,
        1995).

10.27 Collateral Account Agreement, dated March 26, 1996, by and between the Company and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.27 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

10.28 Lockbox Agreement, dated March 26, 1996 by and among the Company, Norwest Credit, Inc. and Norwest Bank Minnesota. (incorporated by reference to Exhibit 10.28 to the Company's annual report on Form 10-KSB for the year ended December 31,
        1995).

10.29 Management Support Agreement, dated March 26, 1996 by and among the Company, James Hartman and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.29 to the Company's annual report on Form 10-KSB for the year ended December 31,
        1995).


10.30*  MedAmicus, Inc. 1996 Non-Employee Director and Medical
        Advisory Board Stock Option Plan. (incorporated by reference to Exhibit 10.30 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).


22.1    Subsidiaries of the Registrant. None.

23.1    Consent of KPMG Peat Marwick LLP.

23.2    Consent of McGladrey & Pullen, LLP.

23.3    Independent Auditor's Report for the year ended December 31,
        1994.

23.4    Independent Auditor's Report for the year ended December 31,
        1995.

* Indicates management agreement.