Form 10KSB
period 1996-12-31
MEDAMICUS INC
filed 1997-03-20
CIK 833140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 For the fiscal year ended December 31, 1996

                                       OR


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER 0-19467

                                 MEDAMICUS, INC.
                 (Name of small business issuer in its charter)

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes_X_ No___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ____

The issuer's revenues for its most recent fiscal year were $5,659,522

The aggregate market value of the Common Shares held by nonaffiliates of the issuer as of March 12, 1997 was approximately $9,605,437(based on the average of the closing bid and asked prices of the issuer's Common Shares on such date which was $2.56/share).

Common Shares outstanding at March 12, 1997:  4,066,774 shares


DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 24, 1997 are incorporated by reference into Part III.



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

In September 1991, the Company completed its initial public stock offering, raising approximately $3,400,000, net of expenses. With these resources, manufacturing capabilities and capacity were expanded and a number of contract manufacturing jobs were secured. The influx of capital also allowed the Company to significantly accelerate its development efforts on a second proprietary product, the LuMax Fiber Optic Cystometry System. In January 1993, marketing clearance on the LuMax System was received from the Food and Drug Administration.

In November 1993, the Company signed an Investment Agreement with Empi, Inc. ("Empi") whereby Empi purchased $250,000 of common stock and warrants from the Company and agreed to conduct a market evaluation of the LuMax System for use in the incontinence diagnostic market. If the evaluation proved successful, the Company and Empi agreed they would attempt to negotiate an exclusive distribution agreement. Although the evaluation results were encouraging, the time period to complete such negotiations expired on October 30, 1994 and the Company and Empi elected to terminate their relationship. The Company then made the decision to launch a direct sales effort to market its product domestically.

In January 1994, the Company completed a private placement of common stock and warrants, resulting in proceeds to the Company of approximately $1,000,000, net of offering expenses. In July 1994, the Company entered into loan agreements aggregating $500,000 with two unaffiliated private investors and subsequently amended the agreements in December 1994 to extend the maturity of the loans to June 1996. In October 1994, a private investor purchased 200,000 shares of common stock from the Company for $500,000 and the same investor purchased 266,667 shares for $500,000 in January 1995.

With these additional resources, the Company embarked upon a direct sales strategy in January 1995 to distribute the LuMax System into the gynecology office-based market. On February 9, 1995, Richard L. Little, the Company's founder and its President and Chief Executive Officer since the Company's inception, retired for medical reasons and James D. Hartman was elected President. Mr. Hartman joined the Company in January 1991 and has served as its Executive Vice President, Chief Financial Officer and Secretary and is a member of the Board of Directors. In mid-1995, a sales and marketing staff was hired and the Company began contracting with independent sales representatives to sell into this market.

The Company also developed a sales strategy to distribute the LuMax System into the urology office-based market. In order to sell into this market, the LuMax System needed to be upgraded to allow it to perform pressure flow studies in addition to the cystometry tests that were already being done. Development on this upgraded LuMax System was started in July 1995 with a scheduled completion date of May 1996. The development process was slowed, due in part to problems with the compiler that was being used to translate the programming code to the chip, and the upgraded LuMax System was not completed until September 1996. The Company has contracted with independent sales representative groups to market the LuMax System into the gynecology and urology office-based markets. Currently, forty groups are under contract totaling seventy-three individuals. Twenty-six of these representatives call specifically on gynecologists, thirty call specifically on urologists and seventeen represent the Company's product in both markets.

In March 1996, the Company obtained a revolving line of credit (up to $1,200,000) with a financial institution. The Company used the line of credit to pay off the $500,000 notes with the two unaffiliated private investors. In May 1996, the Company completed a private placement of common stock, resulting in proceeds to the Company of approximately $1,620,000, net of offering expenses.

INTRODUCER PRODUCTS

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

The Company's distribution agreement with Medtronic was executed in May 1991, and amended in August 1994, August 1995 and again in August 1996. Under the terms of the agreement, Medtronic is obligated to purchase certain specified annual quantities of both slitter introducers and "peel-away" introducers in order to retain exclusive rights in the pacing lead market. The agreement has an indefinite term, but Medtronic may terminate the agreement any time after May 1, 1995, upon 180 days prior written notice.

Bard, which is reported to have the largest combined market share of infusion catheters and implantable ports, is primarily purchasing vessel introducers and slitters, which Bard packages in procedural trays with its catheters and ports. Bard markets the vessel introducer under its trade name, "INTRO-EZE(TM)".

The Company's distribution agreement with Bard calls for minimum purchases of kits or introducer components in order to maintain the exclusive right to market the Company's vessel introducer in their respective market. The agreement terminates in December 1997, with four additional option years. Bard may terminate the agreement at any time with 180 days prior written notice.

The INTRO-EZE introducer currently represents approximately 15% of Bard's total sales of introducers. These quantities are significantly less than those contemplated in the distribution agreement. It is the opinion of the Company that Bard no longer holds exclusive rights to the introducer due to not maintaining minimum purchase requirements although the Company has no current plans to sell the introducer to other companies in the infusion catheter and implantable port markets.

Infusion catheter, implantable port and pacing lead applications represent an estimated 85% of the market applications for the introducer. The Company does not anticipate significant sales from other applications; consequently, the Company's relationship with both Medtronic and Bard is important to the success of the Company.

For the years ended December 31, 1996, 1995 and 1994, Medtronic accounted for 58%, 72% and 61%, respectively, and Bard accounted for 6%, 7% and 14%, respectively, of sales. The loss of either one of these customers would have a material adverse effect on the Company.

MANUFACTURING
The vessel introducer is manufactured by the Company and packaged in a "kit" with other components for Medtronic, or sold as a component set consisting of a sheath, dilator and slitter to Bard. The sheath and dilator for the Company's proprietary introducer are manufactured from polyethylene tubing which is acquired from outside sources and fabricated by the Company, while the slitter is injection molded by the Company. The sheath and dilator which make up the "peel-away" introducer, packaged for Medtronic by the Company, was purchased by Medtronic from another supplier. Beginning in the fourth quarter of 1996, the Company began manufacturing some sizes of the sheath and dilator for the "peel-away" and it is anticipated that all sizes will be manufactured by the Company by mid-1997. The Company has designed and constructed a number of pieces of its production and packaging equipment, and has purchased the remainder from outside sources. The vessel introducer kits are packaged in the Company's clean room facility. The Company manufactures and packages vessel introducers in 25 different sizes. The Company presently obtains several of its components, raw materials and sterilization services from sole suppliers, but believes that all components, raw materials and sterilization services are readily available from several sources. The Company believes any one of such sources would be acceptable, although Medtronic and Bard each has the right to approve suppliers.

COMPETITION
The Company's vessel introducers compete with other vessel introducers, all of which utilize the peel-away method. The Company believes that the three major competitors in the venous vessel introducer market are Cook Incorporated, Bloomington, Indiana; Daig Corporation, Minnetonka, Minnesota (recently acquired by St. Jude Medical, St. Paul, Minnesota); and B. Braun of America Company, Allentown, Pennsylvania. Both Daig and B. Braun market their vessel introducers primarily by establishing distribution arrangements with established companies in the medical field, the same strategy the Company follows. Cook markets a variety of vessel introducer kits through distributors and with a direct sales force. Each of these competitors has significantly greater financial, personnel and other resources than the Company.

RESEARCH & DEVELOPMENT
The Company's development activities are focused primarily on improved vessel introducers. In 1995, the Company and Medtronic entered into an agreement whereby the Company would develop an improved vessel introducer which would reduce kinking, using technology acquired by Medtronic. The Company continues work on that project which is currently in market testing. The Company's management believes that, with the trend towards less invasive percutaneous surgical procedures, there will be increasing demand for vessel introducers in a variety of medical procedures and the Company intends to devote some portion of its development activities to understanding the needs of this market and designing products to meet those needs. There can be no assurance that the Company's development efforts will result in additional revenue. The Company's research and development activities have been coordinated primarily by employees of the Company, although the Company has utilized outside specialists on a contract basis, and expects to continue to do so.

For the years ended December 31, 1996, 1995 and 1994, the Company expended $235,733, $216,551 and $244,257, respectively, on research and development activities directly related to introducer products.

CONTRACT MANUFACTURING

Since October 1985, the Company has performed contract manufacturing services for a variety of medical device companies in the Minneapolis and St. Paul, Minnesota ("Twin Cities") metropolitan area, but currently manufactures only four medical products for one company, compared to eleven products for six companies three years ago. The Company no longer actively pursues contract manufacturing revenue.

For the years ended December 31, 1996, 1995, and 1994, contract manufacturing revenues were approximately 9%, 7% and 22% respectively, of the Company's total revenues.

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

The Company manufactures two different catheters in several sizes and two separate monitors, which are designed to be used for urological diagnostic procedures. Both catheters have one sensor, the difference being one has an infusion lumen and one does not. An infusion lumen allows the physician to infuse liquid through the catheter during the procedure. The sensor is located at the site where the pressure is measured. The Company markets both single use disposable catheters and catheters which can be sterilized and reused twenty times by the physician. The Company received Food and Drug Administration marketing clearance for the reusable catheter in February 1996.

Each of the two monitors addresses separate urological market segments. One of the monitors is a stand alone system (the LuMax Cystometry System) which is designed to conduct tests necessary for a physician to diagnose and treat patients with urological disorders including incontinence and benign prostatic hyperplasia (BPH). Its primary market focus is the office-based gynecology and urology practice. The second monitor is an interface unit (the LuMax Interface System) designed to be connected to an existing urodynamic testing system allowing a hospital or urology clinic, with such testing equipment already in place, to use the Company's fiber optic catheters. The Company has not completed final development on the Interface System and is not currently marketing the product.

In September 1996, the Company began marketing a uroflow accessory to the LuMax Cystometry System which allows urologists to conduct pressure flow studies, a common procedure in the diagnosis of prostate conditions. A uroflow measures volume of urine flow over time to determine severity of blockages caused by an enlarged prostate or other factors. The Company received Food and Drug Administration marketing clearance for this accessory in January 1996.

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

A more recent development in pressure measurement devices is the micro-tipped catheter, which is comprised of a miniaturized strain gauge transducer on the tip of a catheter. While the micro-tipped catheter offers many of the same advantages as the fiber optic catheter and is reusable, it is sold at a substantially higher cost than the Company's current reusable catheter.

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

An enlarged prostate or benign prostatic hyperplasia (BPH) is a condition that affects half of all men over age 55. A pressure flow study is a urodynamic test designed to measure the severity of the blockage and determine if intervention is appropriate. The Company's new LuMax System with uroflow is designed to perform this study.

The urodynamic testing market in the United States consists of three segments: approximately 2,300 urology practices having access to hospital-based urodynamic monitoring systems; uro-gynecology practices, a small but emerging market primarily focused on incontinence, which generally have sophisticated urodynamic systems located in their offices, and; 19,000 gynecology practices of which only a small percentage are currently equipped to conduct urodynamic testing and, thus, effectively treat the incontinent patient.

In October 1994, after the Company and Empi, Inc. elected to terminate negotiations with respect to an exclusive distribution arrangement, the Company decided to launch a direct sales effort to market its stand-alone LuMax Cystometry System domestically and to develop distributor relationships internationally. As a result, the Company hired a National Sales manager, a Marketing Manager and two sales representatives, located in Texas and Illinois. All of these individuals were former Empi employees. In mid-1995, the Company elected to broaden its sales coverage by contracting with independent sales representatives who were primarily focused on the gynecology market. In September 1995, the first group was trained. In September 1996, the Company engaged independent sales representatives to market the LuMax Cystometry System with Uroflow into the urology office-based market.

Today the Company has contractual relationships with forty independent sales groups totaling seventy-three individuals. Twenty-six representatives call exclusively on gynecologists, thirty on urologists and seventeen representatives market the LuMax System to both gynecologists and urologists.

In February 1995, the Company entered into an agreement with NICOLAI, a German medical products distribution company, for the exclusive rights to distribute the Company's LuMax Cystometry System in Germany. Over the five-year term of the agreement, which commenced January 1, 1995, NICOLAI committed, in order to retain exclusive distribution rights, to purchase over $3,000,000 of monitors, and an undetermined amount of catheters. The sales which were anticipated in Germany did not materialize, and the Company terminated the agreement with NICOLAI in October 1996. The Company has no other plans at this time for international distribution agreements.

MANUFACTURING
The Company currently manufactures its catheters in its existing facility and expects that adequate space will be available to meet the Company's needs during the next several years. As of March 1997, the Company has the capacity to manufacture approximately 3,300 catheters per month on a single shift using semi-automated equipment designed by the Company. The Company expects such equipment will be adequate to meet production requirements until automated equipment is required to increase capacity. The Company is conducting ongoing studies related to the feasibility and cost of automated manufacturing equipment.

As of March 1997, the Company has the capacity to assemble approximately 50 monitors per month on one shift. It is believed that the Company has adequate capacity to meet monitor requirements for the foreseeable future.

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

Companies which are applying fiber optic technology to pressure sensing devices include Camino Laboratories, San Diego, California, which markets a device used primarily for application in neurological procedures; Radi Medical Systems, Sweden, which markets its device in Europe for hemodynamic testing and possibly urological monitoring and Bard Urological, a subsidiary of C. R. Bard, Inc. which markets a urodynamic system similar to the Company's LuMax System. Bard Urological is aggressively marketing their fiber optic system through a network of direct sales personnel into the U. S. urology office market. Management believes that each of the companies mentioned above may have significantly greater financial and other resources than the Company. The Company believes that the primary bases of competition will be product performance, price and marketing.

While the Company has obtained patents relating to its transducer, such patents may not prevent the above described companies or any other companies from developing competing fiber optic devices for the urodynamic testing market or for any other pressure measurement applications which the Company may pursue.

RESEARCH AND DEVELOPMENT
With the capital made available from its initial public stock offering, the Company established a research and development staff devoted to the transducer project. For the years ended December 31, 1996, 1995 and 1994, the Company expended $563,196, $583,044 and $1,039,192, respectively, on the transducer development effort. The research and development group intends to continue work on enhancing the transducer for the gynecology and urology markets and begin efforts to apply the technology to other potential applications.

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

As a manufacturer of medical devices, the Company is also subject to certain other FDA regulations, and its manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with Good Manufacturing Practices regulations. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of FDA regulation. In addition, the Company's sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

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

INTELLECTUAL PROPERTY
The Company has made and continues to make, when appropriate, efforts to obtain patents, including additional patents on existing products. Certain aspects of the vessel introducer and the fiber optic pressure transducer are the subject of United States Patent Numbers 4,997,424 and 5,005,584, respectively, issued on March 5, 1991 and April 9, 1991, respectively. Both patents have been assigned to the Company by the inventor, Richard L. Little, the Company's former President and Chief Executive Officer, and both expire in the year 2008.

The introducer patent covers a means for attaching a slitter with a recessed blade to a catheter or pacing lead for the purpose of removing a sheath from the catheter or pacing lead. The Company has received additional patent protection on features of the vessel introducer.

The Company's transducer patent covers a means for incorporating one or more transducers onto a guide wire. The Company has received additional patent protection on technical features of the transducer which have evolved during the development to date.

The Company has received correspondence from a competitor in the fiber optic transducer market regarding patents it holds relating to fiber optic transducers, specifically referencing a patent on a technique to calibrate the fiber optic system and requesting additional information regarding the Company's calibration technique and why such technique does not infringe the competitor's patent. The Company has been aware of this patent and has specifically designed the calibration system associated with its transducer so as not to infringe the competitor's patent. In addition, the Company has been issued a United States patent on its calibration technique. The Company has also received an opinion of counsel that its calibration system does not infringe such patent.

Due to the rapid technological changes experienced in the medical device industry, the Company's management believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

EMPLOYEES
As of March 10, 1997, the Company employed 69 persons, consisting of 65 full-time and 4 part-time.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's administrative, manufacturing and research and development facilities, consisting of approximately 21,665 square feet, are located at 15301 Highway 55 West, Plymouth, Minnesota 55447,. The Company leases these facilities pursuant to a lease that expires April 30, 1997, but can be extended with two one-year options. The lease calls for rent payments of $16,442 per month, which includes base rent, a portion of the operating expenses and real estate taxes plus payment on capitalized leasehold improvements performed by the landlord. The base rent escalates yearly based on the consumer price index. The Company has elected to extend the lease until April 30, 1998.


ITEM 3.  LEGAL PROCEEDINGS

The Company's management is not aware of any litigation pending against the Company or its properties.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock has been traded on the Nasdaq SmallCap Market under the symbol MEDM since September 1991. The following bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                 High            Low
------------------------------------------------------
1995
First Quarter                   2.750           1.875
Second Quarter                  3.250           2.250
Third Quarter                   4.000           3.000
Fourth Quarter                  3.875           2.875

1996
First Quarter                   4.250           3.000
Second Quarter                  4.750           3.750
Third Quarter                   4.250           2.750
Fourth Quarter                  3.750           2.125

1997
Through March 6                 3.250           2.000

As of March 6, 1997, the Company had approximately 1,600 record holders of its common stock. The Company has not paid cash dividends in the past and does not expect to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company commenced operations in 1985 and, during the first three years of its existence, devoted the majority of its activities to research and development projects. In 1990, the Company's first proprietary product was announced, a percutaneous venous vessel introducer. Exclusive distribution arrangements were negotiated with Medtronic, Inc. ("Medtronic") and Bard Access Systems, a division of C.R. Bard, Inc. ("Bard") for the sale of the introducer into their respective markets.

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

In January 1994, the Company completed a private placement of its common stock and warrants resulting in net proceeds to the Company of approximately $1,000,000. In July 1994, the Company secured a $500,000 loan from two private lenders and, in October 1994, a private investor purchased 200,000 shares of the Company's stock for $500,000. The same investor purchased an additional 266,667 shares for $500,000 in January 1995.

In 1995, the Company embarked upon a direct sales strategy to distribute the LuMax System into the gynecology and urology office markets. A sales and marketing staff was hired and, in mid-1995, the Company began contracting with independent sales representatives to market the product into the gynecology office market. The Company planned to release an upgraded LuMax System for the urology market in May 1996, but several development problems delayed the release until the end of September 1996. Upon the release, the Company began contracting with independent sales representatives focused on the urology office market. The Company currently has 73 independent sales representatives under contract selling to the two markets.

In March 1996, the Company entered into a fifteen month agreement with a financial institution for a $1,200,000 revolving line of credit. In May 1996, the Company completed a private placement of its common stock, resulting in net proceeds to the Company of $1,622,103.

SALES
Net sales for 1996 were $5,659,522 compared to $5,294,880 in 1995, an increase of $364,642 or 6.9%. Sales of vessel introducers, primarily to Medtronic and Bard under exclusive distribution arrangements, were $3,445,704 in 1996 compared to $4,139,066 in 1995, a decrease of $693,362 or 16.7%. During 1995, the Company benefited from a build-up of introducer inventory by Medtronic in support of the release of Medtronic's new defibrillator and pacemaker products, as well as additional revenue from the sale of "peel-away" introducer kits which commenced in late 1994.

Contract manufacturing sales were $513,814 in 1996 compared to $355,696 in 1995, an increase of $158,118 or 44.4%. The increase was primarily due to lower sales in 1995 to one of the Company's two contract manufacturing customers which placed orders on hold in the second quarter of 1995 in order to deplete excess inventory and to convert to new manufacturing facilities. This same customer was recently purchased by Boston Scientific and the Company was informed in September 1996 that Boston Scientific will be manufacturing this product internally. The final orders for this customer were shipped during the fourth quarter of 1996. In September 1996, the Company's other contract manufacturing customer indicated that it intends to significantly increase the size of its orders over the next two years. These two events should result in a slight decline in the contract manufacturing sales for the foreseeable future.

The Company also does some contract research and development work periodically for Medtronic and realized sales of $190,341 in 1996 compared to $53,974 in 1995. While the Company has generated revenue from this type of work over the past two years, it does not expect it to be a continuous source of revenue.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $1,509,663 in 1996, compared to $746,144 in 1995, an increase of $763,519 or 102.3%. Monitor sales increased from $667,431 in 1995 to $1,213,894 in 1996, an increase of 81.9%. Catheter sales increased from $78,713 in 1995 to $295,769 in 1996, an increase of 275.8%. The Company continued to actively market the LuMax System into the gynecology office market, and officially launched an upgraded version of its LuMax System to the urology market in late September. The Company had originally planned to launch the upgraded version of its LuMax System in May, but was delayed due to development issues. The Company is now focusing on ramping up its manufacturing capacity for these upgraded systems in order to supply customer demand for the product, as well as provide the sales representatives with demo systems. While the Company has only minimal experience to date in selling the LuMax System, management believes that the largest percentage of these sales typically occurs in the fourth quarter.

GROSS PROFIT ON SALES
Gross profit as a percentage of sales by category for the years ended December 31, 1996 and 1995 was as follows:

                                           1996     1995
--------------------------------------------------------
Introducers and contract manufacturing     46.9%   48.1%
Fiber optic products                       13.5     2.3
--------------------------------------------------------
     Total gross profit percent            38.0%   41.7%
========================================================

The Company saw a slight decline in its gross profit percentage related to its vessel introducer and contract manufacturing business in 1996, primarily due to decreased introducer sales to Medtronic which affected the Company's utilization of available capacity. The Company expects gross profit in the introducer and contract business to decline slightly in the future as it reduces pricing to Medtronic for introducers in order to respond to competitive pressures.

The Company realized improvement in gross profit dollars and percent related to its fiber optic business during 1996, due to a combination of increased sales, which resulted in improved efficiencies and better utilization of the Company's available capacity, and process improvements which improved yields and reduced the cost of the Company's catheters. The Company expects gross profits in the fiber optic business to increase in the future as the Company increases sales and better utilizes its capacity.

RESEARCH AND DEVELOPMENT
Total research and development expenditures were $798,929, or 14.1% of sales in 1996, compared to $799,595, or 15.1% of sales in 1995. Approximately 70% and 73% of the 1996 and 1995 expenditures, respectively, were devoted to the development of the Company's LuMax System and the remainder to introducer products. The Company had expected to reduce research and development spending in 1996, but due to the development problems related to the upgraded LuMax System, the Company spent heavily during the second and third quarters in order to complete the project. The Company expects to spend less in research and development in 1997 as it focuses on sales and marketing activities related to the LuMax System.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $2,385,953 or 42.2% of sales in 1996, compared to $1,697,915 or 32.1% of sales in 1995. Sales and marketing expenses increased $572,544 in 1996 over 1995 as the Company introduced its upgraded LuMax System into the urology market. The Company is now supporting approximately 73 independent sales representatives, attending a significant number of shows and conventions, and advertising in several key publications relating to the Ob/Gyn and urology markets. The Company also hired a vice president of sales and marketing in July 1996, as well two additional employees during 1996, which has increased salary expense over 1995 levels. General and administrative expenses increased $115,494 in 1996 over 1995. This increase is primarily due to additional spending on outside consultants, investor relations and salaries. The Company contracted with an outside consulting firm to provide MIS support for the Company in 1996 and intends to continue the contract in 1997. The Company also hired a public relations firm to assist with investor relations during 1996, but the relationship has since been terminated. Salary expense increased in 1996 compared to 1995 because of one additional person in the accounting department and general salary increases from the prior year.

NET LOSS
As a result, the Company incurred a net loss of $1,071,115 or $.28 per share in 1996 compared, to a net loss of $358,854 or $.11 per share in 1995. The Company's net losses during the first three quarters of 1996 were $333,228, $424,265 and $318,779, respectively, while the Company attained a net profit of $5,157 in the fourth quarter of 1996.

Inflation has not had a material impact on the Company's revenues or earnings.

The Company currently has 73 independent sales representatives under contract to distribute its LuMax System into both the gynecology and urology markets. In order to support this network of independent representatives, the Company intends to hire several regional sales managers and invest in significant promotional activities in the first quarter of 1997. As a result, the Company expects losses to resume at least through the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 1996, the Company had unrestricted cash and cash equivalents and investments of $1,205,783, compared to $1,039,418 as of December 31, 1995. Net cash used in operating activities during the year ended December 31, 1996 was $1,279,315, consisting primarily of a net loss of $1,071,115, less adjustments for depreciation and amortization of $402,148 and net changes in operating assets and liabilities of $631,997. As expected, the Company saw significant increases in its inventory and receivables in 1996, as the sales of the fiber optic products continued to ramp up. The Company anticipates inventory and receivables to increase in 1997 if sales of the fiber optic products materialize as expected.

Net cash provided by investing activities in 1996 was $473,106, consisting primarily of the net sale of investments totaling $967,645, the acquisition of property and equipment for $488,199, and the addition to patent rights of $6,340.

Net cash provided to the Company from financing activities totaled $1,868,719, consisting of proceeds from the sale of common stock in a private offering of $1,622,103, net of offering expenses, $782,783 of borrowings on the Company's line of credit and $28,050 in proceeds from the exercise of stock options, offset by payments on the Company's capital lease obligations of $49,817, a note payable to a customer of $14,400 and notes payable to private investors of $500,000.

In March 1996, the Company entered into a fifteen month agreement with a financial institution for a $1,200,000 revolving line of credit. The availability under the line is subject to borrowing base requirements and advances are at the discretion of the lender. The agreement calls for interest at the rate of 3% over the financial institution's base rate, with minimum interest due over the term of the agreement of $75,000. The line is secured by substantially all of the Company's assets. The Company anticipates that it will be able to extend the line of credit when it expires in June 1997. If the financial institution decides not to extend the agreement, depending on the level of cash flows generated from operating activities in 1997, if any, additional capital may be required to fund 1997 operations and capital expenditure requirements. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities. If the Company is unable to obtain financing when required, the Company could be forced to curtail its operations.

As of December 31, 1996, the Company's current assets exceeded current liabilities by $1,685,731, with a current ratio of 1.8 to 1, compared to working capital of $1,201,371 or a current ratio of 1.9 to 1 as of December 31, 1995. Accounts receivable increased from $734,926 as of December 31, 1995 to $1,346,289 as of December 31, 1996, an increase of $611,363. Inventory increased from $785,768 as of December 31, 1995 to $1,203,372 as of December 31, 1996, an
increase of $417,604. The Company expected both inventory and accounts receivable to increase in 1996 as it began to ramp up its LuMax sales efforts. Accounts payable increased from $640,478 as of December 31, 1995 to $1,109,640 as of December 31, 1996, an increase of $469,162 which primarily offset the increase in inventory. Finally, the Company had additional borrowings on short-term notes of $304,820 which represents the difference between the note payable under its credit line and the notes payable to private investors. The Company has chosen to use the line of credit instead of available cash as working capital because it is committed to paying a minimum of $75,000 in interest over the term of the agreement on the line of credit with the bank.

At December 31, 1996, the Company had income tax carryforwards of net operating losses (NOL's) of approximately $5,690,000 and research and development credit carryforwards of approximately $170,000. Of the total NOL's, a portion of the NOL's expiring between 2002 and 2006, totaling approximately $850,000, are subject to Internal Revenue Code utilization limitations due to prior ownership changes. The annual limitation with respect to these NOL's is approximately $135,000. At December 31, 1996, the Company's net deferred tax assets, totaling approximately $2,503,000, have been fully offset by a valuation allowance due to their uncertainty of realization. Realization of these deferred tax assets is dependent upon sufficient future taxable income during the period the deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Forward-looking statements contained in this annual report on Form 10-KSB, including without limitation in Management's Discussion and Analysis, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: delays in new product launches; lack of market acceptance of the Company's products; introduction of competitive products; competitive pricing developments; lack of performance by the Company's distribution network; challenges to the Company's intellectual property rights; and government regulation matters. Reference is also made to the risk factors contained in the Company's report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 1996.


ITEM 7.   FINANCIAL STATEMENTS

The Independent Auditor's Report for the years ended December 31, 1995 and 1996 is included as Exhibit 23.2 attached hereto.


                                 BALANCE SHEETS

                                                                          DECEMBER 31, 1996     DECEMBER 31, 1995
                                                                          ---------------------------------------
ASSETS (Note 6)
CURRENT ASSETS:
     Cash and cash equivalents                                                $ 1,205,783       $   143,273
     Marketable securities (Note 2)                                                     0           896,145
     Accounts receivable, less allowance for doubtful accounts of $8,250
        in 1996 (Note 9)                                                        1,346,289           734,926
     Inventories (Note 3)                                                       1,203,372           785,768
     Prepaid expenses and other assets                                             60,300            23,637
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            3,815,744         2,583,749
------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT: (Note 7)
     Equipment                                                                  1,819,901         1,433,357
     Office furniture, fixtures and computers                                     437,053           237,207
     Leasehold improvements                                                       362,759           326,211
------------------------------------------------------------------------------------------------------------
                                                                                2,619,713         1,996,775
     Less accumulated depreciation and amortization                            (1,477,554)       (1,100,723)
------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                      1,142,159           896,052
------------------------------------------------------------------------------------------------------------
LONG-TERM INVESTMENTS, RESTRICTED (Notes 2 and 7)                                  28,888           100,000

PATENT RIGHTS, NET OF ACCUMULATED AMORTIZATION OF
$102,613 AND $77,296, RESPECTIVELY                                                 34,221            53,198
============================================================================================================
TOTAL ASSETS                                                                  $ 5,021,012       $ 3,632,999
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank (Note 6)                                            $   782,783       $         0
     Accounts payable                                                           1,109,640           640,478
     Accrued expenses (Note 4)                                                    174,399           209,928
     Notes payable to private investors (Note 6)                                        0           477,963
     Current installments of note payable to customer (Note 6)                     14,400            14,400
     Current installments of capital lease obligations (Note 7)                    48,791            39,609
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                       2,130,013         1,382,378
------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
     Note payable to customer, less current installments (Note 6)                   2,822            17,222
     Capital lease obligations, less current installments (Note 7)                 88,248            12,508
------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                        91,070            29,730
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               2,221,083         1,412,108
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 10)

SHAREHOLDERS' EQUITY: (Notes 6 and 8)
     Preferred stock-undesignated, authorized 1,000,000
       shares, no shares issued or outstanding                                          0                 0
     Common stock-$.01 par value, authorized 9,000,000
       shares, issued and outstanding 4,066,774 and 3,434,774
       shares, respectively                                                        40,668            34,348
     Additional paid-in capital                                                 8,515,636         6,871,803
     Accumulated deficit                                                       (5,756,375)       (4,685,260)
------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                      2,799,929         2,220,891
============================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 5,021,012       $ 3,632,999
============================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS



                            STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                       1996           1995
----------------------------------------------------------------------

Net sales (Note 9)                         $ 5,659,522    $ 5,294,880
Cost of sales                                3,509,497      3,087,741
----------------------------------------------------------------------
GROSS PROFIT                                 2,150,025      2,207,139
----------------------------------------------------------------------
OPERATING EXPENSES:
     Research and development                  798,929        799,595
     Selling, general and administrative     2,385,953      1,697,915
----------------------------------------------------------------------
TOTAL OPERATING EXPENSES                     3,184,882      2,497,510
----------------------------------------------------------------------
----------------------------------------------------------------------
OPERATING LOSS                              (1,034,857)      (290,371)
----------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                          (89,165)      (126,821)
     Interest income                            55,689         50,535
     Other                                      (2,782)         7,803
----------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                   (36,258)       (68,483)
----------------------------------------------------------------------
----------------------------------------------------------------------
NET LOSS                                   $(1,071,115)   $  (358,854)
----------------------------------------------------------------------
----------------------------------------------------------------------
NET LOSS PER SHARE                         $     (0.28)   $     (0.11)
----------------------------------------------------------------------
----------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING          3,836,271      3,294,921
----------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            Common Stock               Additional
                                                      -----------------------           Paid-In       Accumulated
YEARS ENDED DECEMBER 31, 1996 AND 1995                Shares            Amount          Capital          Deficit            Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                        2,991,207      $    29,912      $ 6,169,662      $(4,326,406)      $ 1,873,168

Common stock purchased by private investor,
net of offering costs                                  266,667            2,667          474,526                0           477,193

Stock options exercised                                176,900            1,769          227,615                0           229,384

Net loss for the year ended December 31, 1995                0                0                0         (358,854)         (358,854)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1995                        3,434,774           34,348        6,871,803       (4,685,260)      $ 2,220,891

Stock options exercised                                 22,000              220           27,830                0            28,050

Common stock purchased by private investors,
net of offering costs                                  610,000            6,100        1,616,003                0         1,622,103

Net loss for the year ended December 31, 1996                0                0                0       (1,071,115)       (1,071,115)
------------------------------------------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1996                        4,066,774      $    40,668      $ 8,515,636      $(5,756,375)      $ 2,799,929
====================================================================================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                     STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                                                                1996           1995
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                    $(1,071,115)   $  (358,854)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                              402,148        292,089
          Interest accretion on notes payable to private investors                                    22,037         44,075
          Interest added to investments                                                                 (388)       (14,506)
          Changes in operating assets and liabilities:
               Accounts receivable                                                                  (611,363)      (301,982)
               Inventories                                                                          (417,604)       (37,715)
               Prepaid expenses and other assets                                                     (36,663)        10,141
               Accounts payable                                                                      469,162        350,446
               Accrued expenses                                                                      (35,529)       126,358
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               (1,279,315)       110,052
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                             (488,199)      (321,548)
     Additions to patent rights                                                                       (6,340)       (19,145)
     Purchase of available-for-sale marketable securities, including reinvestment
     of securities which matured                                                                     (28,500)    (4,067,492)
     Sale of available-for-sale marketable securities, including sales of securities
     which matured                                                                                   996,145      3,804,883
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                  473,106       (603,302)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                 (49,817)       (40,682)
     Proceeds from sales of stock, net of offering costs                                           1,622,103        477,193
     Proceeds from exercise of stock options                                                          28,050        229,384
     Payments on notes payable to private investors                                                 (500,000)             0
     Proceeds from note payable to bank                                                              782,783              0
     Payments on note payable to customer                                                            (14,400)       (32,378)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          1,868,719        633,517
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          1,062,510        140,267
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       143,273          3,006
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $ 1,205,783    $   143,273
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                    $    60,073    $    82,746

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred on purchase of equipment                                            $   134,739    $         0


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

NATURE OF BUSINESS MedAmicus, Inc. (the "Company") is a medical products company engaged in the following:

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that value:

* CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

* MARKETABLE SECURITIES: The fair values of these investments are estimated based on quoted market prices for those or similar instruments. At December 31, 1996 the fair value of the Company's marketable securities approximated its carrying value.

* NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS: The fair value of the Company's notes payable and capital lease obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 1996 the fair value of the Company's notes payable and capital lease obligations approximated its carrying value.

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

--------------------------------------------------------------------------------
2.  MARKETABLE SECURITIES
--------------------------------------------------------------------------------

Long-term investments, as of December 31, 1996, consist of a U.S. Treasury bill which matures in September 1997. The Treasury bill is recorded as long-term because it is pledged as collateral to a capital lease through November 1999 (See note 7). Investments are recorded at cost plus accrued interest earned. The Company recognizes interest income on U.S. Treasury bills on a straight-line basis over the term of the securities. Due to the short-term maturity of the Company's marketable securities, the market value approximates their carrying value. Therefore, no unrealized gains or losses for available-for-sale marketable securities have been recorded in either 1996 or 1995.

--------------------------------------------------------------------------------
3.  INVENTORIES
--------------------------------------------------------------------------------

INVENTORIES AT DECEMBER 31, 1996 AND 1995 CONSIST OF THE FOLLOWING:

                                                   1996        1995
----------------------------------------------------------------------
Purchased parts and subassemblies              $  655,584   $  419,314
Work in process                                   412,520      170,353
Finished goods                                    135,268      196,101
----------------------------------------------------------------------
                                               $1,203,372   $  785,768
======================================================================

--------------------------------------------------------------------------------
4.  ACCRUED EXPENSES
--------------------------------------------------------------------------------

ACCRUED EXPENSES AT DECEMBER 31, 1996 AND 1995 CONSIST OF THE FOLLOWING:

                                                   1996          1995
----------------------------------------------------------------------
Payroll and commissions                         $ 34,475      $107,103
Vacation and sick pay                             59,112        46,187
Other                                             80,812        56,638
----------------------------------------------------------------------
                                                $174,399      $209,928
======================================================================

--------------------------------------------------------------------------------
5.  INCOME TAXES
--------------------------------------------------------------------------------

At December 31, 1996, the Company had income tax carryforwards of net operating losses (NOL's) of approximately $5,690,000 and research and development credit carryforwards of approximately $170,000. Of the total NOL's, a portion of the NOL's expiring between 2002 and September 2006, totaling approximately $850,000, are subject to Internal Revenue Code utilization limitations due to prior ownership changes. The annual limitation with respect to these NOL's is approximately $135,000. These carryforwards are available to offset future taxable income and related income taxes, and expire as follows:


                            Net                    Research And
                         Operating                Development Tax
Year of Expiration        Losses                      Credits
------------------------------------------------------------
2002                  $   70,000                  $    1,000
2003                      90,000                       3,000
2004                     200,000                       5,000
2005                     285,000                       3,000
2006                     275,000                      10,000
2007                     670,000                      28,000
2008                   1,300,000                      55,000
2009                   1,170,000                      36,000
2010                     664,000                      13,000
2011                     966,000                      16,000
============================================================
                      $5,690,000                  $  170,000
============================================================

Deferred tax assets (net of any valuation allowance) and liabilities resulting from temporary differences, net operating loss carryforwards and tax credit carryforwards are recorded using an asset and liability method. Deferred taxes relating to temporary differences and loss carryforwards are measured using the enacted tax rate expected to be in effect when they are reversed or are realized.

The appropriate tax effect of each type of temporary difference and carryforward is:

                                             1996           1995
-------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforwards   $ 2,162,000    $ 1,816,000
     Depreciation                           115,000         87,000
     Vacation accrual                        18,000         15,000
     Inventory                               69,000              0
     Other                                   38,000         27,000
     Tax credit carryforwards               170,000        156,000
 ...................................................................
                                          2,503,000      2,101,000
Valuation allowance                      (2,503,000)    (2,101,000)
-------------------------------------------------------------------
          Net deferred tax asset        $         0    $         0
===================================================================

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. A reconciliation of the valuation allowance for deferred tax assets is as follows:

                                            1996         1995
----------------------------------------------------------------
Valuation at beginning of the year       $2,101,000   $1,725,000
Addition to allowance                       402,000      376,000
----------------------------------------------------------------
Valuation allowance at end of the year   $2,503,000   $2,101,000
================================================================

Total tax benefit differs from the expected tax benefit, computed by applying the federal statutory rate of 35% as follows:
                                                          1996         1995
----------------------------------------------------------------------------
Expected income tax benefit                          $(375,000)   $(126,000)
Increase in valuation allowance for deferred taxes     402,000      376,000
State income taxes                                     (42,000)     (14,000)
Benefit provided from permanent differences             (2,000)    (155,000)
Other                                                   17,000      (85,000)
----------------------------------------------------------------------------
                                                     $       0    $       0
============================================================================

--------------------------------------------------------------------------------
6.  NOTES PAYABLE
--------------------------------------------------------------------------------

NOTE PAYABLE TO BANK During 1996, the Company obtained a $1,200,000 line of credit with a financial institution expiring June 30, 1997. Advances under the agreement are at the discretion of the lender and are subject to borrowing base requirements and bear interest at 3% over the financial institution's base rate (8.25% at December 31, 1996). Borrowings under the agreement are secured by substantially all assets of the Company. The agreement also requires the Company to meet certain financial covenants. Outstanding borrowings under the agreement were $782,783 at December 31, 1996.

NOTE PAYABLE TO CUSTOMER On May 14, 1991, the Company entered into a $100,000 non-interest bearing note payable agreement with a customer. The agreement calls for quarterly payments commencing May 1, 1992. In February 1993, the customer agreed to defer payments for one year. On January 1, 1994, the Company commenced payments at the rate of $1,200 per month. Future principal payments as of December 31, 1996 are $14,400 per annum until the loan is retired in February 1998.

NOTES PAYABLE TO PRIVATE INVESTORS On July 29, 1994, the Company entered into loan agreements aggregating $500,000 with two private unaffiliated investors and subsequently amended the agreements on December 30, 1994. In connection with securing and amending the loans, the Company issued warrants to purchase 80,000 shares of the Company's common stock for a period of five years at $1.50 per share. The warrants to acquire 80,000 shares of the Company's common stock were valued at $80,000, which was reflected as a discount on the $500,000 notes and was amortized as interest expense over the terms of the notes payable. The notes were repaid in full in 1996. In connection with these loans and the extensions thereof, the Company granted warrants to an investment advisor to purchase 10,000 shares of the Company's common stock under the same terms as those received by the note holders.

--------------------------------------------------------------------------------
7.  LEASES
--------------------------------------------------------------------------------

The Company is obligated under capital lease agreements for equipment and leasehold improvements. Future minimum payments under capital leases are as follows:

Years Ending December 31,
----------------------------------------------------------------------
1997                                                           $66,282
1998                                                            50,157
1999                                                            42,458
2000                                                             3,720
2001                                                               620
----------------------------------------------------------------------
Total minimum lease payments                                   163,237
Less amounts representing interest imputed at 11% to 17.9%      26,198
----------------------------------------------------------------------
Present value of net minimum lease payments                    137,039
Less current installments                                       48,791
======================================================================
                                                               $88,248

Capital leases are secured by the equipment under lease. In addition, one of the capital leases is also secured by the Company's investment in U.S. Treasury bills at December 31, 1996 (See note 2)

Equipment and leasehold improvements under capital leases as of December 31, 1996 and 1995 are as follows:

                                   1996          1995
-------------------------------------------------------
Equipment                       $ 134,739    $  35,969
Leasehold improvements            152,451      152,451
Less accumulated amortization    (169,326)    (183,624)
-------------------------------------------------------
                                $ 117,864    $   4,796
=======================================================

The Company leases its office and manufacturing facility under an operating lease that expires in April 1998 with a monthly base rent of $9,793, which escalates yearly based on the consumer price index. Operating expenses and real estate taxes are paid by the Company.

Rent expense, including operating expenses and real estate taxes, charged to operations for the years ended December 31, 1996 and 1995 was $158,908 and $175,231, respectively.

--------------------------------------------------------------------------------
8.  SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

WARRANTS In connection with the Company's investment agreement with EMPI, Inc. which expired on October 30, 1994, EMPI received warrants to purchase 66,485 shares of the Company's common stock at $5.61 per share exercisable through January 1999.

In connection with a private placement that closed in 1994, the investors were issued warrants to purchase 309,555 shares of common stock at $5.61 per share exercisable through January 1999. The warrants are callable by the Company anytime that the Company's per share bid price exceeds 140% of the exercise price for more than ten consecutive trading days. In the event the Company calls the warrants, it is required to file a registration statement with the Securities and Exchange Commission, registering the shares issuable pursuant to the warrants. In connection with this offering, the placement agent received warrants to purchase 30,313 shares of the Company's common stock at $4.49 per share exercisable through January 1999.

PRIVATE STOCK PURCHASE On October 7, 1994, the Company sold 200,000 shares of its common stock for $500,000 to a private investor. On January 27, 1995, the Company sold an additional 266,667 shares to the same investor for $500,000. In connection with these private transactions, the Company issued, to an investment advisor, warrants to purchase 8,000 shares of common stock at $2.50 per share and 10,667 shares of common stock at $1.875 per share. The warrants expire five years from the date of each of the transactions.

PRIVATE PLACEMENT The Company sold 610,000 shares of its common stock at $3.00 per share in a private offering which closed in May 1996. Net proceeds to the Company totaled $1,622,103, net of commissions and other offering expenses. In connection with this offering, the Company issued a warrant to purchase 107,000 shares of the Company's common stock at $3.90 per share exercisable through January 1999.

STOCK OPTIONS The Company has three stock option plans: the 1989 Incentive Plan, the 1991 Non-Qualified Plan and the 1996 Non-Employee Director and Medical Advisory Board Plan. In April 1994, the Shareholders approved increasing the number of options available under the Incentive Plan from 100,000 to 200,000. In August 1996, the Board of Directors voted to increase the number of options available under the Incentive Plan from 200,000 to 400,000, subject to shareholder approval. Under the three plans, a maximum of 780,000 options were designated for grant at prices not less than 85% of fair market value at date of grant if a non-qualified option, or 100% if an incentive option as defined under the Internal Revenue Code. Options vest over periods ranging from two years to five years and the options expire over periods ranging from six to fifteen years after the date of grant.

In addition, the Company has outstanding warrants to non-employee consultants and investors to purchase an aggregate of 71,166 shares of common stock. These warrants expire on various dates in 1997, 1998 and 1999. In February 1995, the Board of Directors agreed to cancel and reissue outstanding non-officer employee stock options to acquire an aggregate of 52,125 shares of the Company's common stock with existing exercise prices ranging from $2.62 to $5.25 per share. The exercise price for the reissued grants is $2.44 per share.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS
123). Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                       1996          1995
------------------------------------------------------------
Net loss - as reported             $(1,071,115)   $(358,854)
Net loss - pro forma               $(1,103,575)   $(366,295)
Net loss per share - as reported   $      (.28)   $    (.11)
Net loss per share - pro forma     $      (.29)   $    (.11)
------------------------------------------------------------

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                                       1996           1995
----------------------------------------------------------
Expected dividend yield               $   0         $   0
Expected stock price volatility        57.3%         58.3%
Risk-free interest rate                 6.3%          7.1%
Expected life of options (years)           5             5
----------------------------------------------------------

Additional information relating to all outstanding options as of December 31, 1996 and 1995 is as follows:

                                              --------------------------------  ------------------------------
                                                             1996                             1995
                                              --------------------------------  ------------------------------
                                                                 WEIGHTED AVG                    WEIGHTED AVG
                                                  SHARES        EXERCISE PRICE    SHARES        EXERCISE PRICE
Options outstanding, beginning of year           278,541            $ 1.99       428,291            $ 1.65
Options granted                                  135,000              3.46        62,000              2.76
Options exercised                                (22,000)             1.28      (176,900)             1.30
Options surrendered                              (15,250)             3.10       (34,850)             2.74
--------------------------------------------------------------------------------------------------------------
Options outstanding, end of year                 376,291            $ 2.51       278,541            $ 1.99
Options available for grant at end of year       265,475                         108,175
--------------------------------------------------------------------------------------------------------------
     Total reserved shares                       641,766                         386,716
--------------------------------------------------------------------------------------------------------------
Weighted average fair value of options
granted during the year                          $  1.96                         $  1.55
==============================================================================================================



The following table summarizes information about stock options outstanding at December 31, 1996:

------------------------------------- --------------------------------------- ---------------------------------------
                                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
------------------------------------- --------------------------------------- ---------------------------------------
                                         Weighted Avg
                          Number          Remaining                                 Number
Range of Exercise      Outstanding     Contractual Life      Weighted Avg       Exercisable at       Weighted Avg
Prices                 at 12/31/96          (Yrs)           Exercise Price         12/31/96         Exercise Price
--------------------- --------------- ------------------- ------------------- ------------------- -------------------
   $1.25 - $1.50             133,333          5.55               $1.29               133,333             $1.29
--------------------- --------------- ------------------- ------------------- ------------------- -------------------
   $2.13 - $3.00              89,458          3.14               $2.50                42,508             $2.41
--------------------- --------------- ------------------- ------------------- ------------------- -------------------
   $3.19 - $4.00             143,500          5.78               $3.48                14,742             $3.58
--------------------- --------------- ------------------- ------------------- ------------------- -------------------
   $4.88 - $5.25              10,000           .14               $5.06                10,000             $5.06
--------------------- --------------- ------------------- ------------------- ------------------- -------------------
   $1.25 - $5.25             376,291          4.92               $2.51               200,583             $1.88
--------------------- --------------- ------------------- ------------------- ------------------- -------------------


--------------------------------------------------------------------------------
9.  SIGNIFICANT CUSTOMERS
--------------------------------------------------------------------------------

The Company extends unsecured credit to customers primarily in the United
States.

For the years ended December 31, 1996 and 1995, one customer accounted for 58% and 72% of sales, respectively. The customer accounted for 50% of accounts receivable as of December 31, 1996 and 46% as of December 31, 1995.

--------------------------------------------------------------------------------
10.  RETIREMENT PLAN
--------------------------------------------------------------------------------

The Company has a profit sharing plan (the Plan) classified as a defined contribution plan and qualifying under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company matches 10% of an employee's contribution provided the employee's contribution does not exceed 5% of the employee's compensation. Matching contributions for the years ended December 31, 1996 and 1995 were $6,372 and $5,034, respectively. The Company's Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan's inception.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 concerning the executive officers and directors of the Company is incorporated herein by reference to pages 3 through 6 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


ITEM 10.   EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to pages 6 and 7 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated herein by reference to pages 2 and 3 of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

A.  Documents filed as part of this report
         (1) Exhibits. See "Exhibit Index" on page following signatures

B.  Reports on Form 8-K
         (1) The Registrant filed a report on Form 8-K on November 15, 1996 under Item 5 of such Form, reporting the risk factors contained in its recently filed Form S-3.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                 MEDAMICUS, INC.

Date:  March 17, 1997                      By: /s/ James D. Hartman
                                               ---------------------------------
                                           President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Richard L. Little             Director


/s/ James D. Hartman          Director                                  03/17/97
                              President and Chief Executive Officer
                              Principal Financial and Accounting Officer

/s/ Richard W. Kramp          Director                                  03/18/97


/s/ Richard F. Sauter         Director                                  03/18/97


//Ted Schwarzrock             Director


                                  EXHIBIT INDEX

      EXHIBIT #   DESCRIPTION                                               PAGE
--------------------------------------------------------------------------------

         3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

         3.2 Articles of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

         3.3 By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

         *10.1 Employment Agreement, dated January 1, 1993, between the Company and Richard L. Little (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-KSB for the year ended December 31, 1993).

         *10.2 Employment Agreement, dated February 19, 1996, between the Company and Dennis S. Madison (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

         *10.3 Employment Agreement, dated February 19, 1996, between the Company and James D. Hartman (incorporated by reference to Exhibit 10.3 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

         *10.4 MedAmicus, Inc. 1991 Non-Statutory Stock Option Plan, restated to reflect amendments dated December 18, 1991 (incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1991).

         *10.5 MedAmicus, Inc. Stock Option Incentive Plan, restated to reflect amendments dated December 18, 1991 and amendments approved by shareholders on April 21, 1994 (incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-KSB for the year ended December 31,
                  1994).

         10.6 Supply and Distribution Agreement, dated July 31, 1990, between the Company, Davol Inc. and Sigma Medical U.S.A., Ltd. (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

         10.7 Supply and Distribution Agreement, dated October 1, 1990, between the Company, Sigma Medical U.S.A., Ltd. and Davol Inc. (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

         10.8 Amendment No. 2 to Supply and Distribution Agreement, dated January 10, 1991, between the Company, Sigma Medical U.S.A., Ltd. and Davol Inc. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

         10.9 Supply and Distribution Agreement Amendment No. 3, dated June 4, 1991 and June 6, 1991, between the Company and Davol Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

         10.10 Supply Agreement, dated May 3, 1991, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit
                  10.13 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

         10.11 Promissory Note, dated May 14, 1991, to Davol Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

         10.12 Lease Agreement, dated February 2, 1990, between the Company and Jagodzinski Properties, including First Amendment to Lease Agreement, dated May 1, 1991 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

         10.13 Form of Agreement Restricting Sale of Stock (incorporated by reference to Exhibit 10.20 to the Company's
                  Registration Statement on Form S-18 [File No. 33-42112C] ).

         10.14 Second Amendment to Lease Agreement, dated December 3, 1991, between Jagodzinski Properties and the Company (incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1991).

         *10.15   MedAmicus, Inc. 1992 Non-Employee Director Plan
                  (incorporated by reference to Exhibit 10.22 to the Company's annual report on Form 10-K for the year ended December 31, 1991).

         10.16 Investment Agreement, dated November 9, 1993, between the Company and Empi, Inc. (incorporated by reference to the Exhibit to the Company's report on Form 10-QSB for the quarter ended September 30, 1993).

         10.17 Form of Bridge Loan Agreement (incorporated by reference to the Exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1994).

         10.18    Form of Bridge Warrant (incorporated by reference to
                  Exhibit 10.1 to the Company's Registration Statement on Form S-3 [File No. 33-86292] ).

         10.19    Form of Advisor's Warrant (incorporated by reference to
                  Exhibit 10.2 to the Company's Registration Statement on Form S-3 [File No. 33-86292] ).

         10.20 Form of Bridge Loan Extension Agreement, dated as of December 30, 1994 (incorporated by reference to Exhibit
                  10.4 to the Company's Registration Statement on Form S-3 [File No. 33-86292] ).

         10.21 Form of Bridge Warrant pursuant to Extension Agreement (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-3 [File No. 33-86292] ).

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

         10.28 Lockbox Agreement, dated March 26, 1996 by and among the Company, Norwest Credit, Inc. and Norwest Bank Minnesota (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

         10.29 Management Support Agreement, dated March 26, 1996 by and among the Company, James Hartman and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

         *10.30 MedAmicus, Inc. 1996 Non-Employee Director and Medical Advisory Board Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

         21.1     Subsidiaries of the Registrant. None.

         23.1     Consent of McGladrey & Pullen, LLP.

         23.2 Independent Auditor's Report for the years ended December 31, 1995 and 1996

         27       Financial Data Schedule

* Indicates a management contract or compensatory plan or arrangement.