Form 10QSB
period 1997-03-31
MEDAMICUS INC
filed 1997-05-07
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of Registrant's Common Stock outstanding on March 31, 1997 was 4,066,774

Transitional Small Business Disclosure Format.  Yes ___ No _X_



                                 MEDAMICUS, INC.
                                      INDEX

----------------------------------------------------------------------------------------------------------- ---------
                                                                                                             Page #
----------------------------------------------------------------------------------------------------------- ---------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
   Balance Sheets as of March 31, 1997 and December 31, 1996                                                   3
   Statements of Operations for the three months ended March 31, 1997 and 1996                                 4
   Statement of Shareholders' Equity for the three months ended March 31, 1997                                 4
   Statements of Cash Flows for the three months ended March 31, 1997 and 1996                                 5
   Condensed Notes to the Financial Statements                                                                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                6-8

PART II.  OTHER INFORMATION

ITEM 6(b).  REPORTS ON FORM 8-K                                                                                8


                                 MEDAMICUS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                MARCH 31, 1997   DECEMBER 31, 1996
                                                              -------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $ 1,068,986      $ 1,205,783
     Accounts receivable                                            1,038,593        1,346,289
     Inventories                                                    1,180,525        1,203,372
     Prepaid expenses and other assets                                 53,494           60,300
----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                3,341,598        3,815,744
----------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                      1,812,492        1,819,901
     Office furniture, fixtures and computers                         467,393          437,053
     Leasehold improvements                                           363,950          362,759
----------------------------------------------------------------------------------------------
                                                                    2,643,835        2,619,713
     Less accumulated depreciation and amortization                (1,588,601)      (1,477,554)
----------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                          1,055,234        1,142,159
----------------------------------------------------------------------------------------------

LONG-TERM INVESTMENTS, RESTRICTED                                      29,265           28,888

PATENT RIGHTS, NET OF ACCUMULATED AMORTIZATION OF
$107,963 AND $102,613, RESPECTIVELY                                    31,996           34,221
==============================================================================================
TOTAL ASSETS                                                      $ 4,458,093      $ 5,021,012
==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                         $   738,755      $   782,783
     Accounts payable                                                 556,087        1,109,640
     Accrued expenses                                                 224,343          174,399
     Current installments of note payable to customer                  13,622           14,400
     Current installments of capital lease obligations                 38,670           48,791
----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           1,571,477        2,130,013
----------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Note payable to customer, less current installments                    0            2,822
     Capital lease obligations, less current intallments               79,572           88,248
----------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                            79,572           91,070
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   1,651,049        2,221,083
----------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000                     0                0
       shares, no shares issued or outstanding
     Common stock-$.01 par value, authorized 9,000,000                 40,668           40,668
       shares, issued and outstanding 4,066,774 and 4,066,774
       shares, respectively
     Additional paid-in capital                                     8,515,636        8,515,636
     Accumulated deficit                                           (5,749,260)      (5,756,375)
----------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          2,807,044        2,799,929
==============================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 4,458,093      $ 5,021,012
==============================================================================================

See accompanying condensed notes to financial statements


                                 MEDAMICUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                   MARCH 31, 1997   MARCH 31, 1996
                                                                   -------------------------------
Sales                                                                $ 1,797,803      $ 1,233,946
Cost of sales                                                            986,751          775,957
-------------------------------------------------------------------------------------------------
GROSS PROFIT                                                             811,052          457,989
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                            119,488          196,113
     Selling, general and administrative                                 665,850          559,234
-------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                 785,338          755,347
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                   25,714         (297,358)
-------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                    (24,611)         (42,962)
     Interest income                                                      12,914            8,844
     Other                                                                (6,902)          (1,752)
-------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                             (18,599)         (35,871)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                    $     7,115      $  (333,228)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE                                          $      0.00      $     (0.10)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING       4,177,246        3,444,620
-------------------------------------------------------------------------------------------------

See accompanying condensed notes to financial statements


                                 MEDAMICUS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                                                    Common Stock       Additional
                                                             -----------------------     Paid In     Accumulated
                                                                 Shares      Amount      Capital        Deficit         Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                                 4,066,774    $40,668     $8,515,636    $(5,756,375)    $2,799,929

Net income for the three month period ended 3/31/97                   0          0              0          7,115          7,115

--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 1997                                    4,066,774    $40,668     $8,515,636    $(5,749,260)    $2,807,044
--------------------------------------------------------------------------------------------------------------------------------

See accompanying condensed notes to financial statements


                                 MEDAMICUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       THREE MONTHS ENDED
                                                                                                  MARCH 31, 1997   MARCH 31, 1996
                                                                                              ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                           $      7,115     $   (333,228)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                               116,397           84,346
          Interest accretion on notes payable to private investors                                          0           22,037
          Interest added to investments                                                                  (377)               0
          Changes in operating assets and liabilities:
               Accounts receivable                                                                    307,696         (215,129)
               Inventories                                                                             22,847         (181,685)
               Prepaid expenses and other assets                                                        6,806            6,114
               Accounts payable                                                                      (553,553)         284,378
               Accrued expenses                                                                        49,944          (26,047)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                                 (43,125)        (359,214)
-------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                           (24,122)        (119,263)
     Additions to patent rights                                                                        (3,125)            (910)
     Sale of available-for-sale marketable securities, including sales of securities
     which matured                                                                                          0          996,145
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                   (27,247)         875,972
-------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                  (18,797)         (13,078)
     Proceeds from exercise of stock options                                                                0           20,400
     Payments on notes payable to private investors                                                         0         (500,000)
     Proceeds from note payable to bank                                                               (44,028)         506,545
     Payments on note payable to customer                                                              (3,600)          (3,600)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                   (66,425)          10,267
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (136,797)         527,025
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      1,205,783          143,273
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $  1,068,986     $    670,298
-------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                    $     24,611     $     20,925

See accompanying condensed notes to financial statements



                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION
The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1996, filed by the Company with the Securities and Exchange Commission.

The financial statements presented herein as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                        MARCH 31, 1997      DECEMBER 31, 1996
                                   -------------------------------------------
Purchased parts and subassemblies        $     679,024          $     655,584
Work in process                                324,667                412,520
Finished goods                                 176,834                135,268
                                   -------------------------------------------
                                          $  1,180,525           $  1,203,372
                                   ===========================================

3.  NET INCOME (LOSS) PER SHARE
Net income (loss) per common share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding and the dilutive effect of common stock equivalents. Common stock equivalents have been excluded from the 1996 calculation of net loss per share since they are antidilutive.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996 Total revenues were $1,797,803 for the three months ended March 31, 1997 compared to $1,233,946 for the three months ended March 31, 1996, representing a 45.7% increase. The increase was primarily due to increased vessel introducer sales to Medtronic, and less so to increased sales of transducer products. Sales of vessel introducers, primarily to Medtronic and Bard Access Systems under exclusive distribution arrangements, were $1,153,980 for the three months ended March 31, 1997, compared to $854,967 for the three months ended March 31, 1996. This increase is primarily due to Medtronic rebuilding its inventories of introducers which were depleted during the third quarter of 1996 because of a component supply problem. Medtronic has been supplying this component to the Company, purchased from another supplier, for use in the introducer kits sold to Medtronic. The Company has developed its own version of the component and Medtronic has approved full market release on all sizes of the component which will give the Company full control over all component purchases in the future. The Company expects introducer sales to decline in the second quarter of 1997, as compared to the first quarter, to levels consistent with Medtronic's normal sell-through to end user customers.

Contract manufacturing sales were $187,240 for the three months ended March 31, 1997, compared to $119,749 for the three months ended March 31, 1996. One of the Company's contract manufacturing customers placed larger orders than expected in the first quarter of 1997. However, this customer also informed the Company that its sales of the product have not met forecast and that they will not be placing any additional orders for product until the third quarter at the earliest. The Company expects to see contract manufacturing sales drop significantly in the second and third quarters.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $456,583 for the three months ended March 31, 1997, compared to $259,230 for the three months ended March 31, 1996. Monitor sales increased 50.8% or $107,725 and catheter and accessory sales increased 290.0% or $89,629 over the comparable period. The Company has continued to actively market the upgraded version of its LuMax(TM) System into the gynecology and urology office markets by adding sales management and attending major trade shows.

Total gross profit increased from $457,989 for the three months ended March 31, 1996, to $811,052 for the three months ended March 31, 1997, an increase of 77.1%. Total gross profit as a percent of sales increased from 37.1% to 45.1% in such periods. The gross profit percentage on vessel introducers and contract manufacturing totaled 57.5% for the three months ended March 31, 1997, compared to 42.7% for the three months ended March 31, 1996. The increase in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to increased sales to Medtronic, which resulted in the existing overhead being allocated over more units. Additionally, the Company benefited from increased profit margins on its sales to Medtronic as it transitioned from using components supplied by Medtronic to using its own components. The Company will be lowering prices to Medtronic in May 1997 which will result in lower gross margin percentages to the Company in the second quarter.

For fiber optic products, the gross profit percentage totaled 8.6% or $39,422 for the three month period ended March 31, 1997 compared to 16.2% or $42,077 for the three month period ended March 31, 1996. This decrease is due to several factors. First, the Company has increased its manufacturing capacity and spending in anticipation of increased LuMax sales which have developed more slowly than expected. Second, the Company has been experiencing some catheter manufacturing yield issues which have resulted in a larger than anticipated amount of scrap during the first quarter of 1997. The Company is focusing its efforts on resolving these yield issues, but does not expect to see improvement until the third quarter of 1997. Finally, margins have decreased due to refurbishing costs on demo 4114 LuMax Systems for sale in the marketplace as used equipment. The Company expects to refurbish additional systems in the second quarter which will negatively impact gross profit. The Company expects gross profit in the fiber optic business to improve in the future as the Company increases sales and better utilizes its capacity.

Total research and development expenditures were $119,488 or 6.6% of sales for the three months ended March 31, 1997, compared to $196,113 or 15.9% of sales for the three months ended March 31, 1996. This decrease is due to lower spending on the development of the LuMax system during the first quarter of 1997 compared to the first quarter of 1996.

Selling, general and administrative expenses increased from $559,234 for the three months ended March 31, 1996, to $665,850 for the three months ended March 31, 1997. Sales and marketing expenses increased $89,984 for the three months ended March 31, 1997 over the comparable period in 1996 primarily because of increased salary and commission expense. The Company hired a Vice President of Sales and Marketing and a regional sales manager which were not in place during the first quarter of 1996. Commission expense increased during the comparable periods due to increased sales activity. General and administrative expenses increased $16,632 for the first three months of 1997 over the comparable period in 1996. This increase is primarily due to additional spending on outside consultants to provide MIS support for the Company.

Interest expense decreased from $42,962 for the three months ended March 31, 1996 to $24,611 for the three months ended March 31, 1997. This decrease can be attributed to the fact that the Company prepaid the $500,000 notes payable to private investors in the first quarter of 1996 which resulted in the recognition, as interest expense, of the remaining unamortized discount related to the notes.

As a result, the Company achieved net income of $7,115 or $.00 per share for the three months ended March 31, 1997, compared to a net loss of $333,228 or $.10 per share for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the three months ended March 31, 1997 was $43,125, consisting primarily of a decrease in accounts payable of $553,553, offset by a decrease in accounts receivable of $307,696 and non-cash expenses of $116,397. The Company saw a decrease in accounts receivable during the first quarter of 1997 primarily due to increased collections from its LuMax customers and increased sales to Medtronic which resulted in faster payments. The Company used the cash from accounts receivable and a portion of its money market account to pay down accounts payable during the quarter. The Company still anticipates inventory and receivables to increase in 1997 if sales of the fiber optic products materialize as expected.

Net cash used in investing activities for the three months ended March 31, 1997 was $27,247. Equipment was purchased totaling $24,122 and the Company had additions to patent rights totaling $3,125 during the period.

Net cash used in financing activities for the three months ended March 31, 1997 was $66,425. The Company made principal debt payments of $22,397 during the period and had additional borrowings on the line of credit totaling $44,028.

As a result, the Company's cash and cash equivalents and marketable securities were $1,068,986 as of March 31, 1997 compared to $1,205,783 at December 31, 1996. Working capital increased from $1,685,731 as of December 31, 1996 to $1,770,121 as of March 31, 1997.

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

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: delays in new product launches; lack of market acceptance of the Company's products; introduction of competitive products; patent and government regulation matters and the Risk Factors included in Form 8-K filed with the Securities and Exchange Commission on November 13, 1996.

PART II - OTHER INFORMATION

ITEM 6(b) - REPORTS ON FORM 8-K
None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                              MEDAMICUS, INC.

Date:  May 2, 1997            By: /s/ James D. Hartman
                              President, Chief Executive Officer and
                              Chief Financial Officer