Form 10QSB
period 1997-06-30
MEDAMICUS INC
filed 1997-07-24
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934
           For the transition period from ____________ to ___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares of Registrant's Common Stock outstanding on June 30, 1997 was 4,108,199

Transitional Small Business Disclosure Format.  Yes ____  No __X__


                                 MEDAMICUS, INC.
                                      INDEX

-------------------------------------------------------------------------------------- ---------
                                                                                        Page #
-------------------------------------------------------------------------------------- ---------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
   Balance Sheets as of June 30, 1997 and December 31, 1996                                3
   Statements of Operations for the three and six months ended June 30, 1997 and 1996      4
   Statement of Shareholders' Equity for the six months ended June 30, 1997                4
   Statements of Cash Flows for the six months ended June 30, 1997 and 1996                5
   Condensed Notes to the Financial Statements                                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                                                    6-9

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               10

ITEM 6(a).  EXHIBITS                                                                       10

ITEM 6(b).  REPORTS ON FORM 8-K                                                            10



                                          MEDAMICUS, INC.
                                          BALANCE SHEETS
                                            (UNAUDITED)

                                                                    JUNE 30, 1997     DECEMBER 31, 1996
                                                                    --------------    -----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $   915,099         $ 1,205,783
     Accounts receivable                                               1,129,394           1,346,289
     Inventories                                                       1,204,348           1,203,372
     Prepaid expenses and other assets                                    30,815              60,300
----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   3,279,656           3,815,744
----------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                         1,893,384           1,819,901
     Office furniture, fixtures and computers                            472,361             437,053
     Leasehold improvements                                              363,950             362,759
----------------------------------------------------------------------------------------------------
                                                                       2,729,695           2,619,713
     Less accumulated depreciation and amortization                   (1,712,815)         (1,477,554)
----------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                             1,016,880           1,142,159
----------------------------------------------------------------------------------------------------

LONG-TERM INVESTMENTS, RESTRICTED                                         29,647              28,888

PATENT RIGHTS, NET OF ACCUMULATED AMORTIZATION OF
$113,365 AND $102,613, RESPECTIVELY                                       26,595              34,221
====================================================================================================
TOTAL ASSETS                                                         $ 4,352,778         $ 5,021,012
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                            $   636,882         $   782,783
     Accounts payable                                                    601,592           1,109,640
     Accrued expenses                                                    204,694             174,399
     Current installments of note payable to customer                     10,022              14,400
     Current installments of capital lease obligations                    34,681              48,791
----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              1,487,871           2,130,013
----------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Note payable to customer, less current installments                       0               2,822
     Capital lease obligations, less current intallments                  70,611              88,248
----------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                               70,611              91,070
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                      1,558,482           2,221,083
----------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000                        0                   0
       shares, no shares issued or outstanding
     Common stock-$.01 par value, authorized 9,000,000                    41,082              40,668
       shares, issued and outstanding 4,108,199 and 4,066,774
       shares, respectively
     Additional paid-in capital                                        8,568,250           8,515,636
     Accumulated deficit                                              (5,815,036)         (5,756,375)
----------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                             2,794,296           2,799,929
====================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 4,352,778         $ 5,021,012
====================================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                                          MEDAMICUS, INC.
                                     STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                             JUNE 30, 1997     JUNE 30, 1996     JUNE 30, 1997     JUNE 30, 1996
                                             -------------------------------     -------------------------------
Sales                                         $ 1,771,095       $ 1,323,451       $ 3,568,898       $ 2,557,397
Cost of sales                                     985,307           883,641         1,972,058         1,659,598
---------------------------------------------------------------------------       -----------------------------
GROSS PROFIT                                      785,788           439,810         1,596,840           897,799
---------------------------------------------------------------------------       -----------------------------

OPERATING EXPENSES:
     Research and development                     115,970           271,205           235,458           467,318
     Selling, general and administrative          718,775           594,055         1,384,625         1,153,289
---------------------------------------------------------------------------       -----------------------------
TOTAL OPERATING EXPENSES                          834,745           865,260         1,620,083         1,620,607
---------------------------------------------------------------------------       -----------------------------

---------------------------------------------------------------------------       -----------------------------
OPERATING LOSS                                    (48,957)         (425,450)          (23,243)         (722,808)
---------------------------------------------------------------------------       -----------------------------

OTHER INCOME (EXPENSE):
     Interest expense                             (22,792)           (9,268)          (47,403)          (52,230)
     Interest income                               11,793            11,822            24,707            20,666
     Other                                         (5,820)           (1,369)          (12,722)           (3,121)
---------------------------------------------------------------------------       -----------------------------
TOTAL OTHER INCOME (EXPENSE)                      (16,819)            1,185           (35,418)          (34,685)
---------------------------------------------------------------------------       -----------------------------

---------------------------------------------------------------------------       -----------------------------
NET LOSS                                      $   (65,776)      $  (424,265)      $   (58,661)      $  (757,493)
---------------------------------------------------------------------------       -----------------------------

---------------------------------------------------------------------------       -----------------------------
NET LOSS PER SHARE                            $     (0.02)      $     (0.11)      $     (0.01)      $     (0.21)
---------------------------------------------------------------------------       -----------------------------

---------------------------------------------------------------------------       -----------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING             4,078,798         3,772,532         4,072,819         3,608,576
---------------------------------------------------------------------------       -----------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                                                    MEDAMICUS, INC.
                                           STATEMENT OF SHAREHOLDERS' EQUITY
                                             SIX MONTHS ENDED JUNE 30, 1997
                                                      (UNAUDITED)

                                                            Common Stock         Additional
                                                     ------------------------      Paid In      Accumulated
                                                      Shares         Amount        Capital        Deficit          Total
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                        4,066,774    $    40,668    $ 8,515,636    $(5,756,375)    $ 2,799,929

Stock options exercised                                 40,000            400         49,600              0          50,000

Common stock issued as sales incentive                   1,425             14          3,014              0           3,028

Net loss for the six months ended June 30, 1997              0              0              0        (58,661)        (58,661)

---------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1997                            4,108,199    $    41,082    $ 8,568,250    $(5,815,036)    $ 2,794,296
---------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                                                  MEDAMICUS, INC.
                                              STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                        JUNE 30, 1997    JUNE 30, 1996
                                                                                        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $   (58,661)     $  (757,493)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                      246,013          173,934
          Interest accretion on notes payable to private investors                                 0           22,037
          Interest added to investments                                                         (759)               0
          Common stock issued as sales incentive                                               3,028                0
          Changes in operating assets and liabilities:
               Accounts receivable                                                           216,895          (17,047)
               Inventories                                                                      (976)        (157,026)
               Prepaid expenses and other assets                                              29,485           10,810
               Accounts payable                                                             (508,048)          89,932
               Accrued expenses                                                               30,295          (67,491)
---------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                        (42,728)        (702,344)
---------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                 (109,982)        (200,964)
     Additions to patent rights                                                               (3,126)            (910)
     Sale of available-for-sale marketable securities, including sales of securities
     which matured                                                                                 0          996,145
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         (113,108)         794,271
---------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                         (31,747)          (8,662)
     Proceeds from sales of stock, net of offering costs                                           0        1,643,854
     Proceeds from exercise of stock options                                                  50,000           20,400
     Payments on notes payable to private investors                                                0         (500,000)
     Proceeds from (payments on) note payable to bank                                       (145,901)         299,872
     Payments on note payable to customer                                                     (7,200)          (7,200)
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         (134,848)       1,448,264
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (290,684)       1,540,191
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             1,205,783          143,273
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $   915,099      $ 1,683,464
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                            $    41,614      $    30,193

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

The financial statements presented herein as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                            JUNE 30, 1997     DECEMBER 31, 1996
                                        ----------------------------------------
Purchased parts and subassemblies           $     805,425         $     655,584
Work in process                                   187,634               412,520
Finished goods                                    211,289               135,268
                                        ========================================
                                             $  1,204,348          $  1,203,372
                                        ========================================

3.  NET INCOME (LOSS) PER SHARE
Net income (loss) per common share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents have been excluded from the calculation of net loss per share since they are antidilutive.

The FASB has issued Statement No. 128, EARNINGS PER SHARE, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as option, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common stare from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. The adoption of Statement No. 128 would have had no effect on reported earnings (loss) per share.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
Total revenues were $3,568,898 for the six months ended June 30, 1997 compared to $2,557,397 for the six months ended June 30, 1996, representing a 39.6% increase. Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $2,118,063 for the six months ended June 30, 1997, compared to $1,618,282 for the six months ended June 30, 1996. This increase was primarily due to Medtronic rebuilding its inventories of introducers during the first four months of 1997 which were depleted during the third quarter of 1996 because of a component supply problem. Medtronic has been supplying this component to the Company, purchased from another supplier, for use in the introducer kits sold to Medtronic. The Company has developed its own version of the component and Medtronic has approved full market release on all sizes of the component which will give the Company full control over all component purchases in the future. Although introducer sales declined in the second quarter of 1997 compared to the first quarter of 1997, the Company benefited from overall increased sales to Medtronic compared to the second quarter of 1996. The Company expects introducer sales to decline slightly in the third quarter of 1997, as compared to the second quarter, to levels consistent with Medtronic's normal sell-through to end user customers.

Contract manufacturing sales were $272,504 for the six months ended June 30, 1997, compared to $197,533 for the six months ended June 30, 1996. This increase was primarily due to one of the Company's contract manufacturing customers placing larger orders than expected in the first quarter of 1997. However, this customer also informed the Company that its sales of the product have not met forecast and that they will not be placing any new orders for product until the fourth quarter at the earliest. The Company also benefited from some additional orders during the second quarter of 1997 from Boston Scientific which had been manufacturing the product internally. The Company expects to see contract manufacturing sales drop significantly in the third and fourth quarters. The Company also does some contract research and development work periodically for Medtronic and realized sales of $14,467 for the six months ended June 30, 1997 compared to $127,888 for the six months ended June 30, 1996. This contract research and development work is not expected to be a continuous revenue item for the Company.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $1,163,864 for the six months ended June 30, 1997, compared to $613,694 for the six months ended June 30, 1996, representing a 89.7% increase. Monitor sales increased 65.7% or $333,087 and catheter and accessory sales increased 203.9% or $217,083 over the comparable period. The Company has continued to actively market the upgraded version of its LuMax(TM) System into the gynecology and urology office markets by adding sales management, attending major trade shows and conducting various direct mail and telemarketing campaigns.

Total gross profit increased from $897,799 for the six months ended June 30, 1996, to $1,596,840 for the six months ended June 30, 1997, an increase of 77.9%. Total gross profit as a percent of sales increased from 35.1% to 44.7% in such periods. The gross profit percentage on vessel introducers and contract manufacturing totaled 54.6% for the six months ended June 30, 1997, compared to 41.7% in the six months ended June 30, 1996. The increase in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to increased sales to Medtronic, which resulted in the existing overhead being allocated over more units. The Company lowered prices to Medtronic in May 1997 on many of the kit sizes that they purchase and will be lowering prices on the remaining kit sizes in September 1997. The Company expects to see lower gross margin percentages in the third quarter as the price reductions take effect.

For fiber optic products, the gross profit percent totaled 24.5% or $284,843 for the six month period ended June 30, 1997 compared to 14.2% or $87,324 for the six month period ended June 30, 1996. This increase was primarily due to increased sales which resulted in the existing overhead being allocated over more units. The Company is still addressing some catheter manufacturing yield issues which negatively impacted gross profits during the first six months of 1997 and will impact the third quarter as well. As the Company's revenues increase, the gross profit percent related to fiber optic products should improve as a result of greater efficiencies and more effective utilization of manufacturing capabilities.

Total research and development expenditures were $235,458 or 6.6% of sales for the six months ended June 30, 1997, compared to $467,318 or 18.3% of sales for the six months ended June 30, 1996. This decrease is due to lower spending on the development of the LuMax system during the first six months of 1997 compared to the first six months of 1996. The Company does plan to increase spending on research and development in the third quarter as it continues working on improving catheter yields.

Selling, general and administrative expenses increased from $1,153,289 for the six months ended June 30, 1996 to $1,384,625 for the six months ended June 30, 1997. Sales and marketing expenses increased $213,472 for the six months ended June 30, 1997 over the comparable period in 1996 primarily because of increased salary and commission expense. The Company hired a Vice President of Sales and Marketing and two regional sales managers which were not in place during the first six months of 1996. Commission expense increased during the comparable periods due to increased sales activity. General and administrative expenses increased $17,864 for the first six months of 1997 over the comparable period in 1996. This increase is primarily due to additional spending on outside consultants to provide MIS support for the Company, as well as general salary increases. Interest expense decreased from $52,230 for the six months ended June 30, 1996 to $47,403 for the six months ended June 30, 1997. This decrease can be attributed to the prepayment of the $500,000 notes payable to private investors in the first quarter of 1996 which resulted in the recognition, as interest expense, of the remaining unamortized discount related to the notes.

As a result, the Company incurred a net loss of $58,661 or $.01 per share for the six months ended June 30, 1997, compared to a net loss of $757,493 or $.21 per share for the six months ended June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996 Total revenues were $1,771,095 for the three months ended June 30, 1997 compared to $1,323,451 for the three months ended June 30, 1996, representing a 33.8% increase. Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $964,083 for the three months ended June 30, 1997, compared to $763,315 for the three months ended June 30, 1996. This increase was primarily due to a continuation of the first quarter inventory build through April 1997, as well as overall increased buying levels from Medtronic during the comparable period. The Company expects introducer sales to decline slightly in the third quarter of 1997, as compared to the second quarter, to levels consistent with Medtronic's normal sell-through to end user customers.

Contract manufacturing sales were $85,264 for the three months ended June 30, 1997, compared to $77,784 for the three months ended June 30, 1996. This increase was primarily due to several unexpected orders from Boston Scientific which had been manufacturing the product internally. The Company expects to see a significant drop in contract manufacturing sales during the third and fourth quarters. Contract research and development sales were $14,467 for the three months ended June 30, 1997 compared to $127,888 for the three months ended June 30, 1996. This contract research and development work is not expected to be a continuous revenue item for the Company.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $707,281 for the three months ended June 30, 1997, compared to $354,464 for the three months ended June 30, 1996. Monitor sales increased 76.4% or $225,363 and catheter and accessory sales increased 214.5% or 127,454 in the three months ended June 30, 1997 over the comparable period in 1996, primarily due to the factors discussed above.

Total gross profit increased from $439,810 for the three months ended June 30, 1996, to $785,788 for the three months ended June 30, 1997, an increase of 78.7%. Total gross profit as a percent of sales increased from 33.2% in the three months ended June 30, 1996 to 44.4% in the comparable period in 1997. The gross profit percentage on vessel introducers and contract manufacturing totaled 50.8% in the second quarter of 1997, compared to 40.7% in the second quarter of 1996, primarily due to the factors discussed above. For fiber optic products, the gross profit percent totaled 34.7% or $245,421 in the second quarter of 1997 compared to 12.8% or 45,247 in the second quarter of 1996, primarily due to the factors discussed above.

Total research and development expenditures were $115,970 or 6.6% of sales for the three months ended June 30, 1997, compared to $271,205 or 20.5% of sales for the three months ended June 30, 1996, primarily due to the factors discussed above. The Company does expect to increase research and development expenditures in the third quarter as it continues to work on improving catheter yields.

Selling, general and administrative expenses increased from $594,055 for the three months ended June 30, 1996 to $718,775 for the three months ended June 30, 1997. Sales and marketing expenses increased $123,488 and general and administrative expenses increased $1,232 in the second quarter of 1997 compared to the second quarter of 1996 primarily for the reasons discussed above.

Interest expense increased from $9,268 for the three months ended June 30, 1996 to $22,792 for the three months ended June 30, 1997 primarily due to increased borrowing levels on the line of credit during the comparable periods.

As a result, the Company incurred a net loss of $65,776 or $.02 per share for the three months ended June 30, 1997, compared to a net loss of $424,265 or $.11 per share for the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the six months ended June 30, 1997 was $42,728, consisting of a net loss of $58,661 less adjustments for depreciation and amortization of $246,013 and interest accretion of $759. The Company also issued 1,425 shares of the Company's common stock to the independent sales rep force as part of a sales incentive program. The market price on the date of issue was $2.125 per share, totaling $3,028. In addition, cash was used to fund net changes in operating assets and liabilities of $232,349. The Company saw a decrease in accounts receivable during the first six months of 1997 primarily due to increased collections from its LuMax customers and increased sales to Medtronic which resulted in faster payments. The Company used the cash from accounts receivable collections and a portion of its money market account to pay down accounts payable during the period. The Company anticipates inventory and receivables to increase during the second half of 1997 if sales of the fiber optic products materialize as expected.

Net cash used in investing activities for the six months ended June 30, 1997 was $113,108. The Company purchased $109,982 of equipment during the period and had additions to patent rights of $3,126.

Net cash used in financing activities for the six months ended June 30, 1997 was $134,848. The Company paid down the credit line by $145,901 during the period and had a balance due on the line of $636,882 as of June 30, 1997. Additionally, a medical consultant exercised a warrant for 40,000 shares of the Company's common stock at an exercise price of $1.25 per share, totaling $50,000. The Company also made principal debt payments totaling $38,947.

As a result, the Company's cash and cash equivalents were $915,099 as of June 30, 1997 compared to $1,205,783 at December 31, 1996. Working capital increased from $1,685,731 as of December 31, 1996 to $1,791,785 as of June 30, 1997.

On June 24, 1997, the Company signed a one year extension through June 30, 1998 on its $1,200,000 revolving line of credit with a financial institution. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The agreement calls for interest at the rate of 2.25% over the financial institution's base rate with minimum interest due over the term of the agreement of $70,000. The line is secured by substantially all of the Company's assets.

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


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a). The Company held its annual meeting of shareholders on April 24, 1997.
         (c). The Company solicited proxies from its shareholders to vote on the following three items:
                   * To set the number of directors at five and elect five directors for a term of one year
                   * To adopt an amendment to the MedAmicus, Inc. Stock Option Incentive Plan
                   * To ratify the appointment of independent auditors for the current fiscal year
               The vote counts were as follows (4,066,774 Shares Outstanding):

------------------------------ --------------- --------------- -------------- --------------- ---------------
                                    FOR           WITHHOLD         AGAINST        ABSTAIN         NO VOTE
------------------------------ --------------- --------------- -------------- --------------- ---------------
ELECTION OF DIRECTORS
------------------------------ --------------- --------------- -------------- --------------- ---------------
   James D. Hartman                 2,944,945          47,324
------------------------------ --------------- --------------- -------------- --------------- ---------------
   Richard  W. Kramp                2,944,945          47,324
------------------------------ --------------- --------------- -------------- --------------- ---------------
   Richard L. Little                2,904,945          87,324
------------------------------ --------------- --------------- -------------- --------------- ---------------
   Richard F. Sauter                2,944,945          47,324
------------------------------ --------------- --------------- -------------- --------------- ---------------
   Ted K. Schwarzrock               2,944,945          47,324
------------------------------ --------------- --------------- -------------- --------------- ---------------

------------------------------ --------------- --------------- -------------- --------------- ---------------
OPTION PLAN AMENDMENT               2,738,641                         97,219          98,854          57,555
------------------------------ --------------- --------------- -------------- --------------- ---------------

------------------------------ --------------- --------------- -------------- --------------- ---------------
RATIFY AUDITORS                     2,937,969                          7,021          47,279
------------------------------ --------------- --------------- -------------- --------------- ---------------



ITEM 6(a) - EXHIBITS
     10.1  First Amendment to Credit and Security Agreement

ITEM 6(b) - REPORTS ON FORM 8-K
None


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                            MEDAMICUS, INC.

Date:  July 22, 1997                        By: /s/ James D. Hartman
                                            President, Chief Executive Officer
                                            and Chief Financial Officer



                                  EXHIBIT INDEX


------------- ------------------------------------------------------------ -----
  EXHIBIT #   DESCRIPTION                                                  PAGE
------------- ------------------------------------------------------------ -----
    10.1      First amendment to credit and security agreement, dated
              June 24, 1997, between the Company and Norwest Credit, Inc.
------------- ------------------------------------------------------------ -----