Form 10QSB
period 1997-09-30
MEDAMICUS INC
filed 1997-10-30
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares of Registrant's Common Stock outstanding on September 30, 1997 was 4,108,199

Transitional Small Business Disclosure Format.  Yes ____  No __X__

                                 MEDAMICUS, INC.
                                      INDEX

------------------------------------------------------------------------------------------------- --------
                                                                                                   Page #
------------------------------------------------------------------------------------------------- --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
   Balance Sheets as of September 30, 1997 and December 31, 1996                                     3
   Statements of Operations for the three and nine months ended September 30, 1997 and 1996          4
   Statement of Shareholders' Equity for the nine months ended September 30, 1997                    4
   Statements of Cash Flows for the nine months ended September 30, 1997 and 1996                    5
   Condensed Notes to the Financial Statements                                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      6-9

PART II.  OTHER INFORMATION

ITEM 6(b).  REPORTS ON FORM 8-K                                                                      10


                                 MEDAMICUS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                SEP 30, 1997    DEC 31, 1996
                                                                ----------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $   991,588     $ 1,205,783
     Accounts receivable                                             941,725       1,346,289
     Inventories                                                   1,169,768       1,203,372
     Prepaid expenses and other assets                                92,106          60,300
--------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                               3,195,187       3,815,744
--------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                     1,925,838       1,819,901
     Office furniture, fixtures and computers                        494,215         437,053
     Leasehold improvements                                          363,950         362,759
--------------------------------------------------------------------------------------------
                                                                   2,784,003       2,619,713
     Less accumulated depreciation and amortization               (1,829,492)     (1,477,554)
--------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                           954,511       1,142,159
--------------------------------------------------------------------------------------------

LONG-TERM INVESTMENTS, RESTRICTED                                     19,092          28,888

PATENT RIGHTS, NET OF ACCUMULATED AMORTIZATION OF
$118,799 AND $102,613, RESPECTIVELY                                   21,819          34,221
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 4,190,609     $ 5,021,012
--------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                        $   418,844     $   782,783
     Accounts payable                                                714,523       1,109,640
     Accrued expenses                                                230,619         174,399
     Current installments of note payable to customer                  6,422          14,400
     Current installments of capital lease obligations                33,826          48,791
--------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                          1,404,234       2,130,013
--------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Note payable to customer, less current installments                   0           2,822
     Capital lease obligations, less current intallments              61,354          88,248
--------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                           61,354          91,070
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  1,465,588       2,221,083
--------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000
       shares, no shares issued or outstanding                             0               0
     Common stock-$.01 par value, authorized 9,000,000
       shares, issued and outstanding 4,108,199 and 4,066,774
       shares, respectively                                           41,082          40,668
     Additional paid-in capital                                    8,568,250       8,515,636
     Accumulated deficit                                          (5,884,311)     (5,756,375)
--------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                         2,725,021       2,799,929
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 4,190,609     $ 5,021,012
--------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MEDAMICUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEP 30, 1997   SEP 30, 1996     SEP 30, 1997   SEP 30, 1996
                                            ---------------------------     ---------------------------
Sales                                       $ 1,711,548     $ 1,255,670     $ 5,280,446     $ 3,813,067
Cost of sales                                   974,433         858,147       2,946,491       2,517,745
-------------------------------------------------------------------------------------------------------
GROSS PROFIT                                    737,115         397,523       2,333,955       1,295,322
-------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                   125,952         164,894         361,410         632,212
     Selling, general and administrative        672,473         556,592       2,057,098       1,709,881
-------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                        798,425         721,486       2,418,508       2,342,093
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
OPERATING LOSS                                  (61,310)       (323,963)        (84,553)     (1,046,771)
-------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                           (15,744)        (13,841)        (63,147)        (66,071)
     Interest income                             11,522          19,541          36,229          40,207
     Other                                       (3,743)           (516)        (16,465)         (3,637)
-------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                     (7,965)          5,184         (43,383)        (29,501)
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
NET LOSS                                    $   (69,275)    $  (318,779)    $  (127,936)    $(1,076,272)
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE                          $     (0.02)    $     (0.08)    $     (0.03)    $     (0.29)
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING           4,108,199       4,060,774       4,084,742       3,760,409
-------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS




                                 MEDAMICUS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                        Common Stock        Additional
                                                    --------------------      Paid-In      Accumulated
                                                      Shares      Amount      Capital        Deficit         Total
---------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                       4,066,774    $40,668    $8,515,636    $(5,756,375)    $ 2,799,929

Stock options exercised                                40,000        400        49,600              0          50,000

Common stock issued as sales incentive                  1,425         14         3,014              0           3,028

Net loss for the nine months ended Sept 30, 1997            0          0             0       (127,936)       (127,936)

---------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1997                      4,108,199    $41,082    $8,568,250    $(5,884,311)    $ 2,725,021
---------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MEDAMICUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                            SEP 30, 1997    SEP 30, 1996
                                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $  (127,936)    $(1,076,272)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                         368,124         277,222
          Interest accretion on notes payable to private investors                    0          22,037
          Interest added to investments                                          (1,193)            (25)
          Common stock issued as sales incentive                                  3,028               0
          Changes in operating assets and liabilities:
               Accounts receivable                                              404,564        (170,945)
               Inventories                                                       33,604        (258,887)
               Prepaid expenses and other assets                                (31,806)        (74,836)
               Accounts payable                                                (395,117)        204,833
               Accrued expenses                                                  56,220          17,011
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             309,488      (1,059,862)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                    (164,290)       (295,019)
     Additions to patent rights                                                  (3,784)         (1,505)
     Purchase of available-for-sale marketable securities, including
       reinvestment of securities which matured                                 (19,011)        (28,500)
     Sale of available-for-sale marketable securities, including sales
       of securities which matured                                               30,000         996,145
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (157,085)        671,121
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                            (41,859)        (34,471)
     Proceeds from sale of stock, net of offering costs                               0       1,635,321
     Proceeds from exercise of stock options                                     50,000          20,400
     Payments on notes payable to private investors                                   0        (500,000)
     Proceeds from (payments on) note payable to bank                          (363,939)        548,649
     Payments on note payable to customer                                       (10,800)        (10,800)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (366,598)      1,659,099
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (214,195)      1,270,358
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,205,783         143,273
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   991,588     $ 1,413,631
-------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                               $    58,235     $    44,034

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred on purchase of equipment                       $         0     $   128,589


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

The financial statements presented herein as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                    SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                    ------------------------------------------
Purchased parts and subassemblies        $     685,967          $     655,584
Work in process                                307,719                412,520
Finished goods                                 176,082                135,268
                                    ------------------------------------------
                                          $  1,169,768           $  1,203,372
                                    ==========================================

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues were $5,280,446 for the nine months ended September 30, 1997 compared to $3,813,067 for the nine months ended September 30, 1996, representing a 38.5% increase. Sales of vessel introducers, primarily to

Medtronic under an exclusive distribution arrangement, were $3,055,780 for the nine months ended September 30, 1997, compared to $2,351,918 for the nine months ended September 30, 1996. This increase was primarily due to two factors. First, Medtronic rebuilt its inventories of introducers during the first four months of 1997 which were depleted during the third quarter of 1996 because of a component supply problem. Second, Medtronic's sales of introducers to their customers has increased in 1997 over 1996 which has led to increased purchases from the Company. The Company expects introducer sales in the fourth quarter to be consistent with third quarter sales.

Contract manufacturing sales were $311,646 for the nine months ended September 30, 1997, compared to $338,666 for the nine months ended September 30, 1996. This decrease was primarily due to two factors. First, one of the Company's contract manufacturing customers decided to manufacture their product internally during 1997. While the Company benefited from some additional orders from them during the second quarter, the Company does not anticipate any additional business from them. Second, the Company's other contract manufacturing customer placed some large orders with the Company during the first quarter of 1997 and then informed the Company that they had excess inventory and would not be placing any additional orders for product for most of 1997. The Company does not expect this customer to increase their orders until the first quarter of 1998. The Company also does some contract research and development work periodically for Medtronic and realized sales of $14,467 for the nine months ended September 30, 1997 compared to $127,888 for the nine months ended September 30, 1996. This contract research and development work is not expected to be a continuous revenue item for the Company.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products ("LuMax(TM) System") were $1,898,553 for the nine months ended September 30, 1997, compared to $994,595 for the nine months ended September 30, 1996, representing a 90.9% increase. Monitor sales increased 65.5% or $529,620 and catheter and accessory sales increased 201.4% or $374,338 over the comparable period. The Company has continued to actively market the upgraded version of its LuMax System into the gynecology and urology office markets by adding sales management, attending major trade shows and conducting various direct mail and telemarketing campaigns.

Total gross profit increased from $1,295,322 for the nine months ended September 30, 1996, to $2,333,955 for the nine months ended September 30, 1997, an increase of 80.2%. Total gross profit as a percent of sales increased from 34.0% to 44.2% in such periods. The gross profit percentage on vessel introducers and contract manufacturing totaled 53.1% for the nine months ended September 30, 1997, compared to 42.5% in the nine months ended September 30, 1996. The increase in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to increased sales to Medtronic, which resulted in the existing overhead being allocated over more units. The Company lowered prices to Medtronic in May 1997 on many of the kit sizes that they purchase and will be lowering prices on the remaining kit sizes in September 1997. The Company expects to see lower gross margin percentages in the fourth quarter as the price reductions take effect.

For fiber optic products, the gross profit percent totaled 28.3% or $537,294 for the nine month period ended September 30, 1997 compared to 9.9% or $98,547 for the nine month period ended September 30, 1996. This increase was primarily due to increased sales which resulted in the existing overhead being allocated over more units. While the Company was pleased with the increased gross profit percentage, the Company continues to look at optimizing its catheter manufacturing processes to increase yields and lower costs. As the Company's revenues increase, the gross profit percent related to fiber optic products should improve as a result of greater efficiencies and more effective utilization of manufacturing capabilities.

Total research and development expenditures were $361,410 or 6.8% of sales for the nine months ended September 30, 1997, compared to $632,212 or 16.6% of sales for the nine months ended September 30, 1996. This decrease is due to lower spending on the development of the LuMax system during the first nine months of 1997 compared to the first nine months of 1996. The Company plans to increase spending on research and development in the fourth quarter as it continues working on improving catheter yields.

Selling, general and administrative expenses increased from $1,709,881 for the nine months ended September 30, 1996 to $2,057,098 for the nine months ended September 30, 1997. Sales and marketing expenses increased $367,846 for the nine months ended September 30, 1997 over the comparable period in 1996 primarily because of increased salary, travel, depreciation and commission expense. The Company hired two regional sales managers in

1997 which were not in place during 1996. As a result of these hires, the Company has also seen an increase in its travel expenses. Depreciation expense has increased during the comparable periods because the Company has placed a greater number of the new LuMax machines with our expanded independent sales force to support the increased sales effort. Commission expense increased during the comparable periods due to increased sales activity. General and administrative expenses decreased $20,629 for the first nine months of 1997 over the comparable period in 1996. This decrease is primarily due to decreased spending on insurance and investor relations expenses during the comparable periods. Interest expense decreased from $66,071 for the nine months ended September 30, 1996 to $63,147 for the nine months ended September 30, 1997. This decrease can be attributed to the prepayment of the $500,000 notes payable to private investors in the first quarter of 1996 which resulted in the recognition, as interest expense, of the remaining unamortized discount related to the notes.

As a result, the Company incurred a net loss of $127,936 or $.03 per share for the nine months ended September 30, 1997, compared to a net loss of $1,076,272 or $.29 per share for the nine months ended September 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues were $1,711,548 for the three months ended September 30, 1997 compared to $1,255,670 for the three months ended September 30, 1996, representing a 36.3% increase. Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $937,717 for the three months ended September 30, 1997, compared to $733,636 for the three months ended September 30, 1996. This increase was primarily due to the factors discussed above. The Company expects fourth quarter sales to be consistent with the third quarter.

Contract manufacturing sales were $39,142 for the three months ended September 30, 1997, compared to $141,133 for the three months ended September 30, 1996. This decrease was primarily due to the factors discussed above. The Company expects fourth quarter sales to be consistent with the third quarter.

Sales of the Company's LuMax System were $734,689 for the three months ended September 30, 1997, compared to $380,901 for the three months ended September 30, 1996. Monitor sales increased 65.2% or $196,533 and catheter and accessory sales increased 198.0% or $157,255 in the three months ended September 30, 1997 over the comparable period in 1996, primarily due to the factors discussed above.

Total gross profit increased from $397,523 for the three months ended September 30, 1996, to $737,115 for the three months ended September 30, 1997, an increase of 85.4%. Total gross profit as a percent of sales increased from 31.7% in the three months ended September 30, 1996 to 43.1% in the comparable period in 1997. The gross profit percentage on vessel introducers and contract manufacturing totaled 49.6% in the third quarter of 1997, compared to 44.2% in the third quarter of 1996, primarily due to the factors discussed above. For fiber optic products, the gross profit percent totaled 34.4% or $252,451 in the third quarter of 1997 compared to 3.0% or $11,223 in the third quarter of 1996, primarily due to the factors discussed above.

Total research and development expenditures were $125,952 or 7.4% of sales for the three months ended September 30, 1997, compared to $164,894 or 13.1% of sales for the three months ended September 30, 1996, primarily due to the factors discussed above. The Company does expect to increase research and development expenditures in the fourth quarter as it continues to work on improving catheter yields.

Selling, general and administrative expenses increased from $556,592 for the three months ended September 30, 1996 to $672,473 for the three months ended September 30, 1997. Sales and marketing expenses increased $154,374 and general and administrative expenses decreased $38,493 in the third quarter of 1997 compared to the third quarter of 1996 primarily for the reasons discussed above. Interest expense increased from $13,841 for the three months ended September 30, 1996 to $15,744 for the three months ended September 30, 1997 primarily due to increased borrowing levels on the line of credit during the comparable periods.

As a result, the Company incurred a net loss of $69,275 or $.02 per share for the three months ended September 30, 1997, compared to a net loss of $318,779 or $.08 per share for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 1997 was $309,488, consisting of a net loss of $127,936, less adjustments for depreciation and amortization of $368,124, and interest accretion of $1,193. The Company also issued 1,425 shares of the Company's common stock to its independent sales representatives as part of a sales incentive program. The market price on the date of issue was $2.125 per share, totaling $3,028. In addition, cash was provided by net changes in operating assets and liabilities of $67,465. The Company saw a decrease in accounts receivable during the first nine months of 1997 primarily due to increased collections from its LuMax customers and increased sales to Medtronic which resulted in faster payments. The Company used the cash from accounts receivable collections to pay down its note payable to the bank during the period. The Company anticipates inventory and receivables to increase during the fourth quarter if sales of the fiber optic products materialize as expected.

Net cash used in investing activities for the nine months ended September 30, 1997 was $157,085. The Company purchased $164,290 of equipment during the period and had additions to patent rights of $3,784. Additionally, the $30,000 treasury bill which was pledged as collateral to the equipment lease matured and a new treasury bill was purchased for $19,011 to replace it.

Net cash used in financing activities for the nine months ended September 30, 1997 was $366,598. The Company paid down the credit line by $363,939 during the period and had a balance due on the line of $418,844 as of September 30, 1997. Additionally, a medical consultant exercised a warrant for 40,000 shares of the Company's common stock at an exercise price of $1.25 per share, totaling $50,000. The Company also made principal debt payments totaling $52,659.

As a result, the Company's cash and cash equivalents were $991,588 as of September 30, 1997 compared to $1,205,783 at December 31, 1996. Working capital increased from $1,685,731 as of December 31, 1996 to $1,760,953 as of September 30, 1997.

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

                                        MEDAMICUS, INC.

Date:  October 28, 1997                 By:  /s/ James D. Hartman
                                        President, Chief Executive Officer and
                                        Chief Financial Officer