Form 10KSB40
period 1997-12-31
MEDAMICUS INC
filed 1998-03-10
CIK 833140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                   For the fiscal year ended December 31, 1997

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes __X__ No ____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __X__

The issuer's revenues for its most recent fiscal year were $7,172,786

The aggregate market value of the Common Shares held by nonaffiliates of the issuer as of February 27, 1998 was approximately $8,130,659 (based on the average of the closing bid and asked prices of the issuer's Common Shares on such date which was $2.625/share).

Common Shares outstanding at February 27, 1998: 4,112,274 shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 30, 1998 are incorporated by reference into Part III.


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

Each of the two monitors addresses separate urological market segments. One of the monitors is a stand alone system (the LuMax Cystometry System) which is designed to conduct tests necessary for a physician to diagnose and treat patients with urological disorders including incontinence and benign prostatic hyperplasia (BPH). Its primary market focus is the office-based gynecology and urology practice. The second monitor is an interface unit (the LuMax Interface System) designed to be connected to an existing urodynamic testing system allowing a hospital or urology clinic, with such testing equipment already in place, to use the Company's fiber optic catheters. The Company is completing final development on the Interface System and anticipates marketing the product in the second half of 1998.

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

The urodynamic testing market in the United States consists of three segments: approximately 2,300 urology practices having access to hospital-based urodynamic monitoring systems; uro-gynecology practices, a small but emerging market primarily focused on incontinence, which generally have sophisticated urodynamic systems located in their offices, and; 19,000 gynecology practices of which only a small percentage are currently equipped to conduct urodynamic testing and, thus, effectively provide the services necessary to treat the incontinent patient.

In January 1995, the Company launched a direct sales effort to market its stand-alone LuMax Cystometry System domestically. As a result, the Company hired a National Sales manager, a Marketing Manager and two sales representatives, located in Texas and Illinois. In mid-1995, the Company elected to broaden its sales coverage by contracting with independent sales representatives who were primarily focused on the office-based gynecology market. In September 1995, the first independent sales representative group was trained. In September 1996, the Company engaged independent sales representatives to market the LuMax Cystometry System with Uroflow into the urology office-based market.

Today, the Company has three regional and a national sales manager in the United States that oversee the activities of thirty one independent sales groups totaling sixty individuals. Twenty-six representatives call exclusively on gynecologists, twelve on urologists and twenty two representatives market the LuMax System to both gynecologists and urologists. The Company has no plans at this time for international distribution agreements.

MANUFACTURING
The Company currently manufactures its catheters in its existing facility and expects that adequate space will be available to meet the Company's needs during the next several years. As of February 1998, the Company has the capacity to manufacture approximately 5,000 catheters per month on a single shift using semi-automated equipment designed by the Company. The Company expects such equipment will be adequate to meet production requirements until automated equipment is required to increase capacity. The Company is conducting ongoing studies related to the feasibility and cost of automated manufacturing equipment.

As of February 1998, the Company has the capacity to assemble approximately 50 monitors per month on one shift. It is believed that the Company has adequate capacity to meet monitor requirements for the foreseeable future.

The Company has approved suppliers for all materials necessary to manufacture the monitors and catheters and believes that other acceptable suppliers exist for these materials.

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

RESEARCH AND DEVELOPMENT
With the capital made available from its initial public stock offering, the Company established a research and development staff devoted to the transducer project. For the years ended December 31, 1997 and 1996, the Company expended $405,562 and $563,196, respectively, on the transducer development effort. The research and development group intends to continue work on enhancing the transducer for the gynecology and urology markets and begin efforts to apply the technology to other potential applications.

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

In 1993, the Company entered into an agreement with Medtronic, Inc. ("Medtronic") to package a "peel-away" introducer into a kit. While the Company believes the slitter introducer is superior to the "peel-away", studies indicate that a significant percentage of physicians will continue to utilize the "peel-away" technology. In August 1994, the Company commenced shipments of "peel-away" introducer kits to Medtronic. The Company is now the sole supplier to Medtronic of introducer kits for pacing lead applications.

MARKETS AND MARKETING
The Company estimates that there are more than 1,000,000 procedures performed worldwide each year in which venous vessel introducers are used. Because the majority of vessel introducers are sold in combination with the sale of infusion catheters, implantable ports or pacing leads, the Company's management determined that it is advantageous for the Company to enter into distribution agreements with medical device manufacturers who will market the Company's vessel introducer with their catheters, implantable ports or pacing leads. Accordingly, the Company entered into such agreements with Medtronic and with Bard for the sale of the introducer into their respective markets.

Medtronic, which the Company believes has the largest worldwide market share of pacing leads, is currently purchasing complete sterilized introducer kits, which include a syringe, hypodermic needle and guide wire, as well as the vessel introducer, packaged by the Company in boxes designed by Medtronic. Medtronic markets the Company's vessel introducer with the slitting device worldwide under its own trade name, "SOLO-TRAK(TM)". Medtronic has indicated that approximately 40% of their introducer sales consist of SOLO-TRAK, and the remainder of the sales are "peel-away" introducers.

The Company's distribution agreement with Medtronic was executed in May 1991, and amended in August 1994, August 1995 and again in August 1996. Under the terms of the agreement, Medtronic is obligated to purchase certain specified annual quantities of both slitter introducers and "peel-away" introducers in order to retain exclusive rights in the pacing lead market. The agreement has an indefinite term, but Medtronic may terminate the agreement any time, upon 180 days prior written notice.

Bard Access Systems, Inc. ("Bard"), a subsidiary of C.R. Bard, Inc., which is reported to have the largest combined market share of infusion catheters and implantable ports, is primarily purchasing vessel introducers and slitters, which Bard packages in procedural trays with its catheters and ports. Bard markets the vessel introducer under its trade name, "INTRO-EZE(TM)".

The Company's distribution agreement with Bard expired in December 1997. The agreement had called for minimum purchases of kits or introducer components in order to maintain the exclusive right to market the Company's vessel introducer in Bard's market. The Company expects to continue sales of the slitter introducer to Bard on a non-exclusive basis.

Infusion catheter, implantable port and pacing lead applications represent an estimated 85% of the market applications for the introducer. The Company does not anticipate significant sales from other applications; consequently, the Company's relationships with both Medtronic and Bard are important to the success of the Company.

For the years ended December 31, 1997, 1996 and 1995, Medtronic accounted for 51%, 58% and 72% of sales, respectively. The loss of Medtronic as a customer would have a material adverse effect on the Company.

MANUFACTURING
The vessel introducer is manufactured by the Company and packaged in a "kit" with other components for Medtronic, or sold as a component set consisting of a sheath, dilator and slitter to Bard. The sheath and dilator for the Company's proprietary introducer and the "peel-away" introducer are manufactured from polyethylene tubing which is acquired from outside sources and fabricated by the Company, while the slitter is injection molded by the Company. The Company has designed and constructed a number of pieces of its production and packaging equipment, and has purchased the remainder from outside sources. The vessel introducer kits are packaged in the Company's clean room facility. The Company manufactures and packages vessel introducers in 38 different kit combinations. The Company presently obtains several of its components, raw materials and sterilization services from sole suppliers, but believes that all components, raw materials and sterilization services are readily available from several sources. The Company believes any one of such sources would be acceptable, although Medtronic and Bard each has the right to approve suppliers.

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

For the years ended December 31, 1997 and 1996, the Company expended $105,391 and $235,733, respectively, on research and development activities directly related to introducer products.

CONTRACT MANUFACTURING

Since October 1985, the Company has performed contract manufacturing services for a variety of medical device companies in the Minneapolis and St. Paul, Minnesota metropolitan area, but currently manufactures four medical products for one company. The Company is not aggressively pursuing contract manufacturing revenue.

For the years ended December 31, 1997, 1996, and 1995, contract manufacturing revenues were approximately 5%, 9% and 7% respectively, of the Company's total revenues.

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

The Company submitted a 510(k) Submission to the FDA with respect to the transducer in February 1992 and received approval to market the transducer in the United States in January 1993. The Company has obtained 510(k) approval to market its introducer in the United States.

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

On several occasions, and as recently as February 1998, the Company has received correspondence or inquiries from a competitor in the fiber optic transducer market regarding patents it holds relating to fiber optic transducers, specifically referencing a patent on a technique to calibrate the fiber optic system and requesting additional information regarding the Company's calibration technique and why such technique does not infringe the competitor's patent. The Company has responded to such inquiries each time they have been received. The Company has been aware of this patent and has specifically designed the calibration system associated with its transducer so as not to infringe the competitor's patent. In addition, the Company has been issued a United States patent on its calibration technique. The Company has also received an opinion of counsel that its calibration system does not infringe such patent. While the Company is not aware of the competitors intentions with respect to this matter, the Company will continue to respond to such inquiries and may suggest a cross-licensing arrangement with this competitor to avoid such inquiries in the future.

Due to the rapid technological changes experienced in the medical device industry, the Company's management believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

EMPLOYEES

As of February 27, 1998, the Company employed 75 persons, consisting of 73 full-time and 2 part-time.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's administrative, manufacturing and research and development facilities, consisting of approximately 21,665 square feet, are located at 15301 Highway 55 West, Plymouth, Minnesota 55447. The Company leases these facilities pursuant to a lease that expired April 30, 1997. The lease provides for up to five one-year extensions which are automatic if the Company does not give a six month notice of evacuation. The lease calls for rent payments of $13,242 per month, which includes base rent, a portion of the operating expenses and real estate taxes. The base rent can escalate yearly based on the consumer price index. The Company has elected to extend the lease until April 30, 1999.

ITEM 3. LEGAL PROCEEDINGS

The Company's management is not aware of any litigation pending against the Company or its properties.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock has been traded on The Nasdaq Stock Market(SM) under the symbol MEDM since September 1991. The following sales quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

              ------------------------- ------------------------- ------------------------- -------------------------
                    FIRST QUARTER             SECOND QUARTER            THIRD QUARTER             FOURTH QUARTER
              ------------------------- ------------------------- ------------------------- -------------------------
YEAR              LOW         HIGH          LOW         HIGH          LOW         HIGH          LOW         HIGH
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
1996             3.000        4.250        3.750        4.750        2.750        4.250        2.125        3.750
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
1997             2.000        3.250        1.875        2.750        2.250        2.875        2.625        3.625
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
1998*            2.375        3.125
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------


* Through February 27

As of February 27, 1998, the Company had approximately 175 record holders and 1,600 beneficial holders of its common stock. The Company has not paid cash dividends in the past and does not expect to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company was incorporated under the laws of Minnesota in 1981 and commenced operations in 1985. During the first three years of its existence, the Company devoted the majority of its activities to research and development projects. In 1990, the Company's first proprietary product was announced, a percutaneous venous vessel introducer. Exclusive distribution arrangements were negotiated with Medtronic and Bard for the sale of the introducer into their respective markets.

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

With these additional resources, the Company embarked upon a direct sales strategy in January 1995 to distribute the LuMax System into the gynecology office-based market. A sales and marketing staff was hired and, in mid-1995, the Company began contracting with independent sales representatives to sell into this market.

The Company also developed a sales strategy to distribute the LuMax System into the urology office-based market. In order to sell into this market, the LuMax System needed to be upgraded to allow it to perform pressure flow studies in addition to the cystometry tests that were already being done. Development on this upgraded LuMax System was started in July 1995 and was completed in November 1996. The Company has contracted with independent sales representative groups to market the LuMax System into the gynecology and urology office-based markets. Currently, thirty-one groups are under contract totaling sixty individuals. Twenty-six of these representatives call specifically on gynecologists, twelve call specifically on urologists and twenty-two represent the Company's product in both markets.

In March 1996, the Company obtained a $1,200,000 revolving line of credit with a financial institution. The Company used the line of credit to pay off the $500,000 notes payable with two unaffiliated private investors. In May 1996, the Company completed a private placement of its common stock, resulting in net proceeds to the Company of $1,622,103. In June 1997, the Company renewed its revolving line of credit through June 1998.

SALES
Net sales were $7,172,786 for 1997, compared to $5,659,522 in 1996, representing an increase of $1,513,264 or 26.7%. Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $4,039,685 in 1997 compared to $3,445,704 in 1996, representing an increase of $593,981 or 17.2%. This increase was primarily due to two factors. First, Medtronic rebuilt its inventories of introducers during the first four months of 1997 which were depleted during the third quarter of 1996 because of a component supply problem. Second, Medtronic's sales of introducers to their customers increased in 1997 over 1996 which led to increased purchases from the Company.

Contract manufacturing sales were $365,397 in 1997 compared to $513,814 in 1996, representing a decrease of $148,417 or 28.9%. This decrease was primarily due to two factors. First, one of the Company's contract manufacturing customers decided to manufacture their product internally during 1997. While the Company benefited from some additional orders during the second quarter, the Company does not anticipate any additional business from this customer. Second, the Company's other contract manufacturing customer placed some large orders with the Company during the first quarter of 1997 and then informed the Company that they had excess inventory and would not be placing any additional orders for product for most of 1997. This customer resumed placing orders in 1998.

The Company does contract research and development work periodically for Medtronic and realized sales of $28,593 in 1997 compared to $190,341 in 1996. While the Company has generated revenue from this type of work over the past two years, it does not expect it to be a continuous source of revenue.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $2,739,111 in 1997, compared to $1,509,663 in 1996, representing an increase of $1,229,448 or 81.4%. Monitor sales increased from $1,213,894 in 1996 to $1,957,872 in 1997, an increase of 61.3%. Catheter sales increased from $282,668 in 1996 to $731,174 in 1997, an increase of 158.7%.
Accessory and service sales increased from $13,101 in 1996 to $50,065 in 1997. The Company has continued to actively market the upgraded version of its LuMax System into the gynecology and urology office markets by adding sales management, attending major trade shows and conducting various direct mail and telemarketing campaigns. While the Company has only minimal experience to date in selling the LuMax System, management believes that the largest percentage of these sales typically occur in the fourth quarter.

GROSS PROFIT ON SALES
Gross profit as a percentage of sales by category for the years ended December 31, 1997 and 1996 was as follows:

                                                       1997          1996
--------------------------------------------------------------------------
Introducers and contract manufacturing                 52.5%         46.9%
Fiber optic products                                   31.7          13.5
--------------------------------------------------------------------------
   Total gross profit percent                          44.6%         38.0%
==========================================================================

The Company saw an increase in its gross profit percentage related to its vessel introducer and contract manufacturing business in 1997, primarily due to increased introducer sales to Medtronic which affected the Company's utilization of available capacity. The Company expects gross profit in the introducer and contract business to decline slightly in the future as it reduces pricing to Medtronic for introducers in order to respond to competitive pressures.

The Company realized improvement in gross profit dollars and percent related to its fiber optic business during 1997, due to a combination of increased sales, which resulted in improved efficiencies and better utilization of the Company's available capacity, and process improvements, which improved yields and reduced the cost of the Company's catheters. The Company expects gross profits in the fiber optic business to increase in the future as the Company increases sales resulting in better utilization of its capacity, and implements further process improvements.

RESEARCH AND DEVELOPMENT
Total research and development expenditures were $510,953, or 7.1% of sales in 1997, compared to $798,929, or 14.1% of sales in 1996. Approximately 79% and 70% of the 1997 and 1996 expenditures, respectively, were devoted to the development of the Company's LuMax System and the remainder to introducer products. The Company does expect research and development expenditures to increase both in dollar amount and as a percentage of sales in 1998 as it continues to work on improving catheter yields, as well as development of new products.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $2,780,203 or 38.8% of sales in 1997, compared to $2,385,953 or 42.2% of sales in 1996. Sales and marketing expenses increased $446,181 in 1997 compared to 1996 primarily because of increased salary, travel, depreciation and commission expense. The Company hired two regional sales managers in 1997 which were not in place during 1996. As a result of these hires, the Company has also experienced an increase in its travel expenses. Depreciation expense has increased during the comparable periods because the Company has placed a greater number of the new LuMax machines with our expanded independent sales force to support the increased sales effort. Commission expense increased during 1997 due to increased sales activity. General and administrative expenses decreased $51,931 in 1997 compared to 1996. This decrease is primarily due to decreased spending on insurance and investor relations expenses.

NET LOSS
As a result of the above, the Company incurred a net loss of $145,566 or $.04 per share in 1997, compared to a net loss of $1,071,115 or $.28 per share in 1996. Inflation has not had a material impact on the Company's revenues or earnings.

The Company currently has sixty independent sales representatives under contract to distribute its LuMax System into both the gynecology and urology markets. The first quarter of each year has historically shown a drop in monitor sales, as well as increased sales and marketing expenses related to promotional activities related to the large national shows. As a result, the Company expects losses to continue at least through the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 1997, the Company had unrestricted cash and cash equivalents and investments of $1,102,490, compared to $1,205,783 as of December 31, 1996. Net cash provided by operating activities during the year ended December 31, 1997 was $210,543, consisting primarily of a net loss of $145,566, adjusted for non-cash items of depreciation and amortization of $485,066, less a net change in operating assets and liabilities of $128,957.

Net cash used in investing activities in 1997 was $183,813, consisting primarily of the net sale of investments totaling $10,989, the acquisition of property and equipment for $189,115, and the addition to patent rights of $5,687.

Net cash used in financing activities totaled $130,023, consisting of $59,933 in proceeds from the exercise of stock options, offset by payments on the Company's capital lease obligations of $52,013, payments on a note payable to a customer of $14,400, and a reduction of the line of credit balance of $123,543.

In March 1996, the Company obtained a $1,200,000 revolving line of credit with a financial institution and on June 24, 1997, signed a one year extension through June 30, 1998. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The agreement calls for interest at the rate of 2.25% over the financial institution's base rate with minimum interest due over the term of the agreement of $70,000. The line is secured by substantially all of the Company's assets. The Company anticipates that it will be able to extend the line of credit when it expires in June 1998. If the financial institution decides not to extend the agreement, depending on the level of cash flows generated from operating activities in 1998, if any, additional capital may be required to fund 1998 operations and capital expenditure requirements. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities. If the Company is unable to obtain financing when required, the Company could be forced to curtail its operations.

As of December 31, 1997, the Company's current assets exceeded current liabilities by $1,859,102, with a current ratio of 2.2 to 1, compared to working capital of $1,685,731 or a current ratio of 1.8 to 1 as of December 31, 1996. Accounts receivable decreased from $1,346,289 as of December 31, 1996 to $1,004,939 as of December 31, 1997, a
decrease of $341,350. Inventory decreased from $1,203,372 as of December 31, 1996 to $1,170,289 as of December 31, 1997, a decrease of $33,083. The Company installed a new management information system in 1997 which has allowed for more aggressive follow-up on accounts receivable and better management of inventory. Accounts payable decreased from $1,109,640 as of December 31, 1996 to $607,029 as of December 31, 1997, a decrease of $502,611 which primarily offset the decreases in accounts receivable and inventory. Finally, notes payable to bank decreased from $782,783 as of December 31, 1996 to $659,240 as of December 31, 1997, a decrease of $123,543. The Company has chosen to use the line of credit instead of available cash as working capital because it is committed to paying a minimum of $70,000 in interest over the term of the agreement on the line of credit with the bank.

At December 31, 1997, the Company had income tax carryforwards of net operating losses (NOL's) of approximately $5,687,000 and research and development credit carryforwards of approximately $193,000. At December 31, 1997, the Company's net deferred tax assets, totaling approximately $2,587,000, have been fully offset by a valuation allowance due to their uncertainty of realization. Realization of these deferred tax assets is dependent upon sufficient future taxable income during the period the deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The Company has investigated the impact of the Year 2000 issue on both its own internal information systems and the products it develops, markets and sells. During 1997, the Company purchased, from a world-wide supplier and developer of information systems, an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000. During 1997, the Company reviewed all of the products it develops, markets and sells, as well as the raw materials and subassemblies required to manufacture them, and believes that there are no Year 2000 issues. Therefore, Year 2000 is not expected to have a material effect on the Company's financial position, operations or cash flow.

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

ITEM 7. FINANCIAL STATEMENTS

The Independent Auditor's Report for the years ended December 31, 1997 and 1996 is included as Exhibit 23.2 attached hereto.

                                 BALANCE SHEETS

                                                                DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                -------------------------------------
ASSETS (Note 6)
CURRENT ASSETS:
     Cash and cash equivalents                                        $ 1,102,490         $ 1,205,783
     Accounts receivable, less allowance for doubtful accounts of
        $2,050 and $8,250, respectively (Note 9)                        1,004,939           1,346,289
     Inventories (Note 3)                                               1,170,289           1,203,372
     Prepaid expenses and other assets                                     96,423              60,300
------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                    3,374,141           3,815,744
------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT: (Note 7)
     Equipment                                                          1,942,072           1,819,901
     Office furniture, fixtures and computers                             502,806             437,053
     Leasehold improvements                                               363,950             362,759
------------------------------------------------------------------------------------------------------
                                                                        2,808,828           2,619,713
     Less accumulated depreciation and amortization                    (1,940,914)         (1,477,554)
------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                867,914           1,142,159
------------------------------------------------------------------------------------------------------

LONG-TERM INVESTMENTS, RESTRICTED (Notes 2 and 7)                          19,296              28,888

PATENT RIGHTS, NET OF ACCUMULATED AMORTIZATION OF
$124,319 AND $102,613, RESPECTIVELY                                        18,202              34,221
======================================================================================================
TOTAL ASSETS                                                          $ 4,279,553         $ 5,021,012
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank (Note 6)                                    $   659,240         $   782,783
     Accounts payable                                                     607,029           1,109,640
     Accrued expenses (Note 4)                                            208,112             174,399
     Current installments of note payable to customer (Note 6)              2,822              14,400
     Current installments of capital lease obligations (Note 7)            37,836              48,791
------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               1,515,039           2,130,013
------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Note payable to customer, less current installments (Note 6)               0               2,822
     Capital lease obligations, less current installments (Note 7)         47,190              88,248
------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                47,190              91,070
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       1,562,229           2,221,083
------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY: (Note 8)
     Preferred stock-undesignated, authorized 1,000,000 shares                  0                   0
     Common stock-$.01 par value, authorized 9,000,000 shares              41,123              40,668
     Additional paid-in capital                                         8,578,142           8,515,636
     Accumulated deficit                                               (5,901,941)         (5,756,375)
------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                              2,717,324           2,799,929
======================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 4,279,553         $ 5,021,012
======================================================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS

                            STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                                         1997                  1996
--------------------------------------------------------------------------------------------
Net sales (Note 9)                                        $ 7,172,786           $ 5,659,522
Cost of sales                                               3,976,791             3,509,497
--------------------------------------------------------------------------------------------
GROSS PROFIT                                                3,195,995             2,150,025
--------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                 510,953               798,929
     Selling, general and administrative                    2,780,203             2,385,953
--------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                    3,291,156             3,184,882
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
OPERATING LOSS                                                (95,161)           (1,034,857)
--------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                         (80,765)              (89,165)
     Interest income                                           48,796                55,689
     Other                                                    (18,436)               (2,782)
--------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                  (50,405)              (36,258)
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
NET LOSS                                                   $ (145,566)         $ (1,071,115)
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS PER SHARE                          $ (0.04)              $ (0.28)
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                         4,090,811             3,836,271
--------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Common Stock        Additional
                                                ----------------------     Paid-In     Accumulated
YEARS ENDED DECEMBER 31, 1997 AND 1996             Shares      Amount      Capital       Deficit         Total
------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                    3,434,774    $ 34,348  $ 6,871,803   $ (4,685,260)   $ 2,220,891
Stock options exercised                             22,000         220       27,830              0         28,050
Common stock purchased by private investors,
   net of offering costs                           610,000       6,100    1,616,003              0      1,622,103
Net loss for the year ended December 31, 1996            0           0            0     (1,071,115)    (1,071,115)
------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                    4,066,774    $ 40,668  $ 8,515,636   $ (5,756,375)   $ 2,799,929
Stock options exercised                             44,075         441       59,492              0         59,933
Common stock issued as sales incentive               1,425          14        3,014              0          3,028
Net loss for the year ended December 31, 1997            0           0            0       (145,566)      (145,566)
------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                    4,112,274    $ 41,123  $ 8,578,142   $ (5,901,941)   $ 2,717,324
==================================================================================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                                                       1997            1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           $  (145,566)    $(1,071,115)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                     485,066         402,148
          Interest accretion on notes payable to private investors                                0          22,037
          Interest added to investments                                                      (1,397)           (388)
          Common stock issued as sales incentive                                              3,028               0
          Changes in operating assets and liabilities:
               Accounts receivable                                                          341,350        (611,363)
               Inventories                                                                   33,083        (417,604)
               Prepaid expenses and other assets                                            (36,123)        (36,663)
               Accounts payable                                                            (502,611)        469,162
               Accrued expenses                                                              33,713         (35,529)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         210,543      (1,279,315)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (189,115)       (488,199)
     Additions to patent rights                                                              (5,687)         (6,340)
     Purchase of available-for-sale marketable securities, including reinvestment
       of securities which matured                                                          (19,011)        (28,500)
     Sale of available-for-sale marketable securities, including sales of securities
       which matured                                                                         30,000         996,145
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        (183,813)        473,106
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                        (52,013)        (49,817)
     Proceeds from sales of stock, net of offering costs                                          0       1,622,103
     Proceeds from exercise of stock options                                                 59,933          28,050
     Payments on notes payable to private investors                                               0        (500,000)
     Proceeds from (payments on) note payable to bank                                      (123,543)        782,783
     Payments on note payable to customer                                                   (14,400)        (14,400)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        (130,023)      1,868,719
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (103,293)      1,062,510
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,205,783         143,273
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 1,102,490     $ 1,205,783
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                           $    82,782     $    60,073

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred on purchase of equipment                                   $         0     $   134,739


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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that value:

* CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of those instruments.
* MARKETABLE SECURITIES: The fair values of these investments are estimated based on quoted market prices for those or similar instruments. At December 31, 1997 and 1996, the fair value of the Company's marketable securities approximated their carrying value.
* NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS: The fair value of the Company's notes payable and capital lease obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 1997 and 1996, the fair value of the Company's notes payable and capital lease obligations approximated their carrying value.

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

NET LOSS PER SHARE The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), EARNINGS PER SHARE, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings-per-share amounts. Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing a loss or increasing the income per common share. The Company initially applied Statement No. 128 for the year ended December 31, 1997 and, as required by the Statement, has restated the per share information for the prior year to conform to the statement. As described in Note 8, at December 31, 1997 and 1996, the Company had options and warrants outstanding to purchase a total of 1,239,571 and 1,289,479 shares of common stock, respectively, at a weighted average exercise price of approximately $3.60 and $3.50, respectively. However, because the Company has incurred a loss in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per-share would have a anti-dilutive effect. Therefore, Basic and Diluted loss per-share amounts are the same in each period presented.

--------------------------------------------------------------------------------
2. MARKETABLE SECURITIES
--------------------------------------------------------------------------------

Long-term investments, as of December 31, 1997, consist of a U.S. Treasury bill which matures in September 1998. The Treasury bill is recorded as long-term because it is pledged as collateral to a capital lease through November 1999 (See Note 7). Investments are recorded at cost plus accrued interest earned. The Company recognizes interest income on U.S. Treasury bills on a straight-line basis over the term of the securities. Due to the short-term maturity of the Company's marketable securities, the market value approximates their carrying value. Therefore, no unrealized gains or losses for available-for-sale marketable securities have been recorded in either 1997 or 1996.

--------------------------------------------------------------------------------
3. INVENTORIES
--------------------------------------------------------------------------------

INVENTORIES AT DECEMBER 31, 1997 AND 1996 CONSIST OF THE FOLLOWING:

                                                 1997             1996
-----------------------------------------------------------------------
Purchased parts and subassemblies         $   638,542      $   655,584
Work in process                               238,042          412,520
Finished goods                                293,705          135,268
-----------------------------------------------------------------------
                                          $ 1,170,289      $ 1,203,372
=======================================================================

--------------------------------------------------------------------------------
4. ACCRUED EXPENSES
--------------------------------------------------------------------------------

ACCRUED EXPENSES AT DECEMBER 31, 1997 AND 1996 CONSIST OF THE FOLLOWING:

                                                1997              1996
-----------------------------------------------------------------------
Payroll and commissions                   $   49,056        $   34,475
Vacation and sick pay                         78,168            59,112
Other                                         80,888            80,812
-----------------------------------------------------------------------
                                          $  208,112        $  174,399
=======================================================================

--------------------------------------------------------------------------------
5. INCOME TAXES
--------------------------------------------------------------------------------

At December 31, 1997, the Company had income tax carryforwards of net operating losses (NOL's) of approximately $5,687,000 and research and development credit carryforwards of approximately $193,000. These carryforwards are available to offset future taxable income and related income taxes, and expire as follows:

                                        Net           Research And
                                  Operating        Development Tax
Year of Expiration                   Losses                Credits
-------------------------------------------------------------------
2002                                $67,000                 $1,000
2003                                 90,000                  3,000
2004                                200,000                  5,000
2005                                285,000                  3,000
2006                                275,000                 10,000
2007                                670,000                 28,000
2008                              1,300,000                 55,000
2009                              1,170,000                 36,000
2010                                664,000                 13,000
2011                                966,000                 16,000
2012                                      0                 23,000
-------------------------------------------------------------------
                                 $5,687,000               $193,000
===================================================================

Deferred tax assets (net of any valuation allowance) and liabilities resulting from temporary differences, net operating loss carryforwards and tax credit carryforwards are recorded using an asset and liability method. Deferred taxes relating to temporary differences and loss carryforwards are measured using the enacted tax rate expected to be in effect when they are reversed or are realized.

The appropriate tax effect of each type of temporary difference and carryforward is:

                                                  1997           1996
----------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforwards       $2,161,000     $2,162,000
     Depreciation                              162,000        115,000
     Vacation accrual                           27,000         18,000
     Inventory                                   1,000              0
     Other                                      43,000         38,000
     Tax credit carryforwards                  193,000        170,000
 ......................................................................
                                             2,587,000      2,503,000
Valuation allowance                         (2,587,000)    (2,503,000)
----------------------------------------------------------------------
          Net deferred tax asset                    $0             $0
======================================================================

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. A reconciliation of the valuation allowance for deferred tax assets is as follows:

                                                   1997                1996
----------------------------------------------------------------------------
Valuation at beginning of the year           $2,503,000          $2,101,000
Addition to allowance                            84,000             402,000
----------------------------------------------------------------------------
Valuation allowance at end of the year       $2,587,000          $2,503,000
============================================================================

Total tax benefit differs from the expected tax benefit, computed by applying the federal statutory rate of 35% as follows:

                                                              1997         1996
--------------------------------------------------------------------------------
Expected income tax benefit                                (51,000)   $(375,000)
Effect of net operating loss and tax credit carryforwards
with no current benefit                                     79,000      433,000
State income taxes                                          (5,000)     (42,000)
Income tax credits                                         (23,000)     (16,000)
--------------------------------------------------------------------------------
                                                                $0           $0
================================================================================

--------------------------------------------------------------------------------
6. NOTES PAYABLE
--------------------------------------------------------------------------------

NOTE PAYABLE TO BANK During 1996, the Company entered into a $1,200,000 line of credit with a financial institution which expired June 30, 1997. On June 24, 1997, the Company signed an extension through June 30, 1998 on the line of credit. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The agreement calls for interest at the rate of 2.25% over the financial institution's base rate with minimum interest due over the term of the agreement of $70,000. The line is secured by substantially all of the Company's assets. The agreement also requires the Company to meet certain financial covenants. Outstanding borrowings under the agreement were $659,240 at December 31, 1997.

NOTE PAYABLE TO CUSTOMER On May 14, 1991, the Company entered into a $100,000 non-interest bearing note payable agreement with a customer. The agreement called for quarterly payments commencing May 1, 1992. In February 1993, the customer agreed to defer payments for one year. On January 1, 1994, the Company commenced payments at the rate of $1,200 per month which continue until the loan is retired in February 1998.

--------------------------------------------------------------------------------
7. LEASES
--------------------------------------------------------------------------------

The Company is obligated under capital lease agreements for equipment and leasehold improvements. Future minimum payments under capital leases are as follows:

Years Ending December 31,
1998                                                             $52,979
1999                                                              42,458
2000                                                               3,720
2001                                                                 620
-------------------------------------------------------------------------
Total minimum lease payments                                      99,777
Less amounts representing interest imputed at 11% to 17.9%        14,751
-------------------------------------------------------------------------
Present value of net minimum lease payments                       85,026
Less current installments                                         37,836
-------------------------------------------------------------------------
                                                                 $47,190
=========================================================================

Capital leases are secured by the equipment under lease. In addition, one of the capital leases is also secured by the Company's investment in U.S. Treasury bills at December 31, 1997 (See Note 2).

Equipment and leasehold improvements under capital leases as of December 31, 1997 and 1996 are as follows:

                                                1997           1996
--------------------------------------------------------------------
Equipment                                   $128,589       $134,739
Leasehold improvements                             0        152,451
Less accumulated amortization                (55,845)      (169,326)
--------------------------------------------------------------------
                                             $72,744       $117,864
====================================================================

The Company leases its office and manufacturing facility under an operating lease that expires in April 1999 with a monthly base rent of $9,793, which escalates yearly based on the consumer price index. Operating expenses and real estate taxes are paid by the Company. Rent expense, including operating expenses and real estate taxes, was approximately $159,000 for each of the years ended December 31, 1997 and 1996.

--------------------------------------------------------------------------------
8. SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

WARRANTS In connection with both stock and debt offerings, as well as several consulting arrangements, the Company has issued warrants to purchase the Company's common stock. The warrants outstanding as of December 31, 1997 are summarized in the table below:


EVENT                                                            # SHARES          PRICE     EXPIRE
-----------------------------------------------------------------------------------------------------
Non-employee consultant                                            13,333         $2.125    02/01/98
Non-employee consultant                                             2,500         $3.750    08/10/98
Investment agreement with Empi                                     66,845         $5.610    01/21/99
Private placement 1994                                            309,555         $5.610    01/21/99
Private placement 1994 (placement agent)                           30,313         $4.490    01/21/99
Private placement 1996 (placement agent)                          107,000         $3.900    01/21/99
Non-employee consultant                                             2,000         $3.000    02/08/99
Private investors note payable                                     50,000         $1.500    07/29/99
Private investors note payable (investment advisor)                 5,517         $1.500    08/03/99
Private stock purchase 1994 (investment advisor)                    8,000         $2.500    10/06/99
Private investors note payable amendment                           30,000         $1.500    12/30/99
Private investors note payable amendment (investment advisor)       4,483         $1.500    12/30/99
Private stock purchase 1995 (investment advisor)                   10,667         $1.875    01/27/00
Non-employee consultant                                             7,500         $2.560    02/25/02
-----------------------------------------------------------------------------------------------------
TOTAL OUTSTANDING                                                 647,713
-----------------------------------------------------------------------------------------------------


STOCK OPTIONS The Company has three stock option plans: the 1989 Incentive Plan, the 1991 Non-Qualified Plan and the 1996 Non-Employee Director and Medical Advisory Board Plan. In April 1997, the Shareholders approved increasing the number of options available under the Incentive Plan from 200,000 to 400,000. Under the three plans, a maximum of 780,000 options were designated for grant at prices not less than 85% of fair market value at date of grant if a non-qualified option, or 100% if an incentive option as defined under the Internal Revenue Code. Options vest over periods ranging from two years to five years and the options expire over periods ranging from six to fifteen years after the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS
123). Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                              1997               1996
--------------------------------------------------------------------------------------
Net loss - as reported                                  $ (145,566)      $ (1,071,115)
Net loss - pro forma                                    $ (189,513)      $ (1,103,575)
Basic and diluted net loss per share - as reported          $ (.04)            $ (.28)
Basic and diluted net loss per share - pro forma            $ (.05)            $ (.29)
--------------------------------------------------------------------------------------

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996:

                                                              1997               1996
--------------------------------------------------------------------------------------
Expected dividend yield                                         $0                 $0
Expected stock price volatility                              43.6%              57.3%
Risk-free interest rate                                       6.3%               6.3%
Expected life of options (years)                                 5                  5
--------------------------------------------------------------------------------------
Weighted average fair value of options granted               $1.18              $1.96
--------------------------------------------------------------------------------------

Additional information relating to all outstanding options as of December 31, 1997 and 1996 is as follows:

                                                  ----------------------------- -------------------------
                                                                1997                       1996
                                                  ----------------------------- -------------------------
                                                               WEIGHTED AVG                WEIGHTED AVG
                                                     SHARES   EXERCISE PRICE     SHARES   EXERCISE PRICE
                                                  -------------------------------------------------------
Options outstanding, beginning of year              376,291       $2.51          278,541       $1.99
Options granted                                      84,600        2.63          135,000        3.46
Options exercised                                   (44,075)       1.36          (22,000)       1.28
Options surrendered                                 (45,583)       2.94          (15,250)       3.10
--------------------------------------------------------------------------------------------------------
Options outstanding, end of year                    371,233       $2.63          376,291       $2.51
Options available for grant at end of year          220,625                      265,475
--------------------------------------------------------------------------------------------------------
     Total reserved shares                          591,858                      641,766
--------------------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 1997:

                                   ----------------------------------- ----------------------------------
                                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
---------------------------------------------------------------------- ----------------------------------
                                     Weighted Avg
                        Number         Remaining                           Number
Range of Exercise    Outstanding    Contractual Life    Weighted Avg    Exercisable at    Weighted Avg
Prices               at 12/31/97         (Yrs)         Exercise Price      12/31/97      Exercise Price
--------------------------------------------------------------------------------------------------------
  $1.28 - $2.12         80,000            8.0              $1.28            80,000           $1.28
  $2.13 - $3.19        158,533            3.8              $2.58            66,889           $2.48
  $3.20 - $4.00        132,700            4.9              $3.49            39,900           $3.54
--------------------------------------------------------------------------------------------------------
  $1.28 - $4.00        371,233            5.1              $2.63           186,789           $2.19
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
9. SIGNIFICANT CUSTOMER
--------------------------------------------------------------------------------

The Company extends unsecured credit to customers primarily in the United States. For the years ended December 31, 1997 and 1996, one customer accounted for 51% and 58% of sales, respectively. The customer accounted for 33% of accounts receivable as of December 31, 1997 and 50% as of December 31, 1996.

--------------------------------------------------------------------------------
10. RETIREMENT PLAN
--------------------------------------------------------------------------------

The Company has a profit sharing plan (the Plan) classified as a defined contribution plan and qualifying under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company matches 10% of an employee's contribution provided the employee's contribution does not exceed 5% of the employee's compensation. Matching contributions for the years ended December 31, 1997 and 1996 were $6,884 and $6,372, respectively. The Company's Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan's inception.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 concerning the executive officers and directors of the Company is incorporated herein by reference to pages 3 through 6 of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to pages 6 and 7 of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated herein by reference to pages 2 and 3 of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

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

                                 MEDAMICUS, INC.

Date: March 03, 1998                      By: /s/ James D. Hartman
                                          President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


/s/ James D. Hartman      President and Chief Executive Officer         03/03/98
                          Principal Financial and Accounting Officer
                          Director


// Richard W. Kramp       Director



/s/ Richard L. Little     Director                                      03/03/98



/s/ Richard F. Sauter     Director                                      03/03/98



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

   *10.5 MedAmicus, Inc. Stock Option Incentive Plan, restated to reflect amendments dated December 18, 1991, amendments approved by shareholders on April 21, 1994, and amendments approved by shareholders on April 24, 1997.

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

 EXHIBIT #   DESCRIPTION                                                    PAGE
--------------------------------------------------------------------------------
   10.11     Promissory Note, dated May 14, 1991, to Davol Inc.
             (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-18 [File No.
             33-42112C]).

   10.12 Lease Agreement, dated February 2, 1990, between the Company and Jagodzinski Properties, including First Amendment to Lease Agreement, dated May 1, 1991 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-18 [File No. 33-42112C]).

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

 EXHIBIT #   DESCRIPTION                                                    PAGE
--------------------------------------------------------------------------------
   10.25     Credit and Security Agreement, dated March 5, 1996, by
             and between the Company and Norwest Credit, Inc.
             (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended
             December 31, 1995).

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

   10.31 First Amendment to Credit and Security Agreement, dated June 24, 1997, by and between the Company and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1997).

   21.1      Subsidiaries of the Registrant. None.

   23.1      Consent of McGladrey & Pullen, LLP.

   23.2 Independent Auditor's Report for the years ended December 31, 1996 and 1997

* Indicates a management contract or compensatory plan or arrangement.