Form 10QSB
period 1998-03-31
MEDAMICUS INC
filed 1998-05-12
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's Common Stock outstanding on March 31, 1998 was 4,112,274

Transitional Small Business Disclosure Format. Yes ____ No __X__

                                 MEDAMICUS, INC.
                                      INDEX



--------------------------------------------------------------------------------------
                                                                                Page #
--------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Balance Sheets as of March 31, 1998 and December 31, 1997                       3
   Statements of Operations for the three months ended March 31, 1998 and 1997     4
   Statement of Shareholders' Equity for the three months ended March 31, 1998     4
   Statements of Cash Flows for the three months ended March 31, 1998 and 1997     5
   Condensed Notes to the Financial Statements                                     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                     6-8

PART II. OTHER INFORMATION

ITEM 6(b).  REPORTS ON FORM 8-K                                                    8


                                 MEDAMICUS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                    MARCH 31, 1998    DECEMBER 31, 1997
                                                                    -----------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $  1,038,109         $  1,102,490
     Accounts receivable                                                   937,546            1,004,939
     Inventories                                                         1,218,168            1,170,289
     Prepaid expenses and other assets                                      76,237               96,423
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     3,270,060            3,374,141

PROPERTY AND EQUIPMENT:
     Equipment                                                           2,029,627            1,942,072
     Office furniture, fixtures and computers                              508,949              502,806
     Leasehold improvements                                                363,950              363,950
--------------------------------------------------------------------------------------------------------
                                                                         2,902,526            2,808,828
     Less accumulated depreciation and amortization                     (2,052,264)          (1,940,914)
--------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                 850,262              867,914

LONG-TERM INVESTMENTS, RESTRICTED                                           19,539               19,296

PATENT RIGHTS, NET OF ACCUMULATED AMORTIZATION OF
$129,866 AND $124,319, RESPECTIVELY                                         13,705               18,202
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $  4,153,566         $  4,279,553
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                             $    710,058         $    659,240
     Accounts payable                                                      480,609              607,029
     Accrued expenses                                                      319,634              208,112
     Current installments of note payable to customer                            0                2,822
     Current installments of capital lease obligations                      37,836               37,836
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                1,548,137            1,515,039

LONG-TERM LIABILITIES:
     Capital lease obligations, less current intallments                    37,313               47,190
--------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                 37,313               47,190
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        1,585,450            1,562,229

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                   0                    0
     Common stock-$.01 par value, authorized 9,000,000 shares               41,123               41,123
     Additional paid-in capital                                          8,578,142            8,578,142
     Accumulated deficit                                                (6,051,149)          (5,901,941)
--------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                               2,568,116            2,717,324
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  4,153,566         $  4,279,553
========================================================================================================


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MEDAMICUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                      MARCH 31, 1998       MARCH 31, 1997
                                                                      -----------------------------------
Sales                                                                   $  1,751,752         $  1,797,803
Cost of sales                                                              1,053,772              986,751
----------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                 697,980              811,052
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                                122,524              119,488
     Selling, general and administrative                                     708,716              665,850
----------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                     831,240              785,338
----------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                     (133,260)              25,714
----------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                        (23,339)             (24,611)
     Interest income                                                          13,328               12,914
     Other                                                                    (5,937)              (6,902)
----------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                                 (15,948)             (18,599)

NET INCOME (LOSS)                                                       $   (149,208)        $      7,115

NET INCOME (LOSS) PER SHARE
     Basic                                                              $      (0.04)        $       0.00
     Diluted                                                            $      (0.04)        $       0.00

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
     Basic                                                                 4,112,274            4,066,774
     Diluted                                                               4,112,274            4,177,246


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                                 MEDAMICUS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                                          Common Stock            Additional
                                                    -------------------------       Paid In       Accumulated
                                                     Shares          Amount         Capital          Deficit          Total
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                       4,112,274     $    41,123     $ 8,578,142     $(5,901,941)     $ 2,717,324

Net loss for the three month period ended 3/31/98           0               0               0        (149,208)        (149,208)

BALANCES AT MARCH 31, 1998                          4,112,274     $    41,123     $ 8,578,142     $(6,051,149)     $ 2,568,116
==============================================================================================================================


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MEDAMICUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                             MARCH 31, 1998       MARCH 31, 1997
                                                                                             -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                        $   (149,208)        $      7,115
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                            116,897              116,397
          Interest added to investments                                                               (243)                (377)
          Changes in operating assets and liabilities:
               Accounts receivable                                                                  67,393              307,696
               Inventories                                                                         (47,879)              22,847
               Prepaid expenses and other assets                                                    20,186                6,806
               Accounts payable                                                                   (126,420)            (553,553)
               Accrued expenses                                                                    111,522               49,944
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                               (7,752)             (43,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                        (93,698)             (24,122)
     Additions to patent rights                                                                     (1,050)              (3,125)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                (94,748)             (27,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                (9,877)             (18,797)
     Proceeds from note payable to bank                                                             50,818              (44,028)
     Payments on note payable to customer                                                           (2,822)              (3,600)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 38,119              (66,425)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (64,381)            (136,797)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   1,102,490            1,205,783

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  1,038,109         $  1,068,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                 $     21,529         $     24,611


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION
The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

The financial statements presented herein as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                    MARCH 31, 1998        DECEMBER 31, 1997
                                    ---------------------------------------
Purchased parts and subassemblies    $     702,261            $     638,542
Work in process                            243,428                  238,042
Finished goods                             272,479                  293,705
                                    ---------------------------------------
                                     $   1,218,168             $  1,170,289
                                    ========================================
3.  NET INCOME (LOSS) PER SHARE
Net income (loss) per common share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding and the dilutive effect of common stock equivalents. Common stock equivalents have been excluded from the 1998 calculation of net loss per share since they are antidilutive.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 Total revenues were $1,751,752 for the three months ended March 31, 1998 compared to $1,797,803 for the three months ended March 31, 1997, representing a 2.6% decrease. Sales of vessel introducers, primarily to Medtronic and Bard Access Systems under exclusive distribution arrangements, were $961,257 for the three months ended March 31, 1998, compared to $1,153,980 for the three months ended March 31, 1997, representing a 16.7% decrease. This decrease was primarily due to the fact that Medtronic rebuilt its inventories of introducers during the first quarter of 1997 which were depleted at the end of 1996 because of a component supply problem. The Company expects vessel introducer sales in the second quarter of 1998 to be consistent with those in the first quarter of 1998.

Contract manufacturing sales were $115,005 for the three months ended March 31, 1998, compared to $187,240 for the three months ended March 31, 1997, representing a 38.6% decrease. This decrease is primarily due to reduced orders from the Company's existing contract manufacturing customer which has ordered lesser quantities of product due to an overstocking problem. While this customer has resumed placing orders with the Company, the orders are smaller than those experienced in the past. The Company has procured another contract manufacturing job with another company and its existing customer has increased its orders which should result in an increase in contract manufacturing revenues during the second quarter. The Company also does some contract research and development work periodically for Medtronic and realized sales of $25,549 for the three months ended March 31, 1998 compared to $0 for the three months ended March 31, 1997. This contract research and development work is not expected to be a continuous revenue item for the Company.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $649,941 for the three months ended March 31, 1998, compared to $456,583 for the three months ended March 31, 1997, representing a 42.4% increase. Monitor sales increased 19.9% or $63,692 and catheter sales increased 97.0% or $123,461 over the comparable period. The Company also saw increases in its accessory and service sales totaling $6,205.

Total gross profit decreased from $811,052 for the three months ended March 31, 1997, to $697,980 for the three months ended March 31, 1998, a decrease of 13.9%. Total gross profit as a percent of sales decreased from 45.1% to 39.8% in such periods. The gross profit percentage on vessel introducers and contract manufacturing totaled 49.0% for the three months ended March 31, 1998, compared to 57.5% for the three months ended March 31, 1997. The decrease in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to two factors. First, the Company passed along price concessions to Medtronic in the second and third quarters of 1997 in order to respond to competitive pressures they were experiencing in the market place. Additionally, because Medtronic placed larger orders in the first quarter of 1997 compared to 1998 to build their inventories, the Company was better able to absorb its existing overhead costs in the first quarter of 1997 compared to 1998.

For fiber optic products, the gross profit percentage totaled 24.5% or $159,003 for the three month period ended March 31, 1998 compared to 8.6% or $39,422 for the three month period ended March 31, 1997. This increase was primarily due to better utilization of existing capacity during the first quarter of 1998 over 1997. The Company expects gross profit in the fiber optic business to improve in the future as the Company increases sales and catheter yields, and better utilizes its capacity.

Total research and development expenditures were $122,524 or 7.0% of sales for the three months ended March 31, 1998, compared to $119,488 or 6.7% of sales for the three months ended March 31, 1997. The Company does expect research and development expenditures to increase both in amount and as a percentage of sales during the second quarter as it continues to work on catheter yield improvements and product line extensions.

Selling, general and administrative expenses increased from $665,850 for the three months ended March 31, 1997, to $708,716 for the three months ended March 31, 1998. Sales and marketing expenses increased $39,511 for the three months ended March 31, 1998 over the comparable period in 1997 primarily due to increased commission expense due to increased sales activity. General and administrative expenses, interest expense, interest income and other expenses remained unchanged during the comparable periods.

As a result, the Company showed a net loss of $149,208 or $.04 per share for the three months ended March 31, 1998, compared to a net income of $7,115 or $.00 per share for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the three months ended March 31, 1998 was $7,752, consisting of a net loss of $149,208, adjusted for non-cash items of depreciation and amortization of $116,897, plus a net change in operating assets and liabilities of $24,559.

Net cash used in investing activities for the three months ended March 31, 1998 was $94,748. Equipment was purchased totaling $93,698 and the Company had additions to patent rights totaling $1,050 during the period.

Net cash provided by financing activities for the three months ended March 31, 1998 was $38,119. The Company made principal debt payments of $9,877, payments on a note payable to a customer of $2,822 and had additional borrowings on the line of credit totaling $50,818.

As a result, the Company's cash and cash equivalents were $1,038,109 as of March 31, 1998 compared to $1,102,490 at December 31, 1997. Working capital decreased from $1,859,102 as of December 31, 1997 to $1,721,923 as of March 31, 1998.

In March 1996, the Company obtained a $1,200,000 revolving line of credit with a financial institution and on June 24, 1997, signed a one year extension through June 30, 1998. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The agreement calls for interest at the rate of 2.25% over the financial institution's base rate with minimum interest due over the term of the agreement of $70,000. The line is secured by substantially all of the Company's assets. On April 27, 1998, the financial institution agreed to waive the book net worth covenant in the revolving line agreement and reset the covenant for the remainder of the current agreement. The Company anticipates that it will be able to extend the line of credit when it expires in June 1998. If the financial institution decides not to extend the agreement, depending on the level of cash flows generated from operating activities in 1998, if any, additional capital may be required to fund 1998 operations and capital expenditure requirements. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities. If the Company is unable to obtain financing when required, the Company could be forced to curtail its operations.

Forward-looking statements contained in this quarterly report on Form 10-QSB, including without limitation in Management's Discussion and Analysis, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: delays in new product launches; lack of market acceptance of the Company's products; introduction of competitive products; competitive pricing developments; lack of performance by the Company's distribution network; challenges to the Company's intellectual property rights; and government regulation matters. Reference is also made to the risk factors contained in the Company's report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 1996.


PART II - OTHER INFORMATION

ITEM 6(b) - REPORTS ON FORM 8-K
None


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       MEDAMICUS, INC.


                                       By: /s/ James D. Hartman
Date: May 8, 1997                      President, Chief Executive Officer and
                                       Chief Financial Officer