Form 10QSB
period 1998-06-30
MEDAMICUS INC
filed 1998-08-07
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

The number of shares of Registrant's Common Stock outstanding on June 30, 1998 was 4,112,274

Transitional Small Business Disclosure Format.  Yes ____   No __X__

                                 MEDAMICUS, INC.
                                      INDEX


-------------------------------------------------------------------------- -----
                                                                           Page#
-------------------------------------------------------------------------- -----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Balance Sheets as of June 30, 1998 and December 31, 1997                   3
   Statements of Operations for the three and six months ended June 30,
     1998 and 1997                                                            4
   Statement of Shareholders' Equity for the six months ended June 30, 1998   4
   Statements of Cash Flows for the six months ended June 30, 1998 and 1997   5
   Condensed Notes to the Financial Statements                                6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                               6-9

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   9

ITEM 6(a). EXHIBITS                                                          10

ITEM 6(b). REPORTS ON FORM 8-K                                               10

                                 MEDAMICUS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                 JUNE 30, 1998    DECEMBER 31, 1997
                                                                 ----------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $   880,889      $ 1,102,490
     Accounts receivable                                             1,195,999        1,004,939
     Inventories                                                     1,299,099        1,170,289
     Prepaid expenses and other assets                                 182,682           96,423
-----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 3,558,669        3,374,141
-----------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                       2,094,384        1,942,072
     Office furniture, fixtures and computers                          539,195          502,806
     Leasehold improvements                                            363,950          363,950
-----------------------------------------------------------------------------------------------
                                                                     2,997,529        2,808,828
     Less accumulated depreciation and amortization                 (2,167,301)      (1,940,914)
-----------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                             830,228          867,914
-----------------------------------------------------------------------------------------------

LONG-TERM INVESTMENTS, RESTRICTED                                       19,786           19,296

PATENT RIGHTS, NET OF ACCUMULATED AMORTIZATION OF
$135,502 AND $124,319, RESPECTIVELY                                      9,702           18,202
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $ 4,418,385      $ 4,279,553
-----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                          $ 1,172,420      $   659,240
     Accounts payable                                                  520,416          607,029
     Accrued expenses                                                  182,828          208,112
     Current installments of note payable to customer                        0            2,822
     Current installments of capital lease obligations                  37,836           37,836
-----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,913,500        1,515,039
-----------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current intallments                27,111           47,190
-----------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                             27,111           47,190
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    1,940,611        1,562,229
-----------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares               0                0
     Common stock-$.01 par value, authorized 9,000,000 shares           41,123           41,123
     Additional paid-in capital                                      8,578,142        8,578,142
     Accumulated deficit                                            (6,141,491)      (5,901,941)
-----------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                           2,477,774        2,717,324
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 4,418,385      $ 4,279,553
-----------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MEDAMICUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            JUNE 30, 1998    JUNE 30, 1997    JUNE 30, 1998    JUNE 30, 1997
                                            ------------------------------    ------------------------------
Sales                                        $ 1,939,203      $ 1,771,095      $ 3,690,955      $ 3,568,898
Cost of sales                                  1,125,470          985,307        2,179,242        1,972,058
--------------------------------------------------------------------------     -----------------------------
GROSS PROFIT                                     813,733          785,788        1,511,713        1,596,840
--------------------------------------------------------------------------     -----------------------------

OPERATING EXPENSES:
     Research and development                    128,757          115,970          251,281          235,458
     Selling, general and administrative         758,717          718,775        1,467,433        1,384,625
--------------------------------------------------------------------------     -----------------------------
TOTAL OPERATING EXPENSES                         887,474          834,745        1,718,714        1,620,083
--------------------------------------------------------------------------     -----------------------------

--------------------------------------------------------------------------     -----------------------------
OPERATING LOSS                                   (73,741)         (48,957)        (207,001)         (23,243)
--------------------------------------------------------------------------     -----------------------------

OTHER INCOME (EXPENSE):
     Interest expense                            (25,680)         (22,792)         (49,019)         (47,403)
     Interest income                              11,192           11,793           24,520           24,707
     Other                                        (2,113)          (5,820)          (8,050)         (12,722)
--------------------------------------------------------------------------     -----------------------------
TOTAL OTHER INCOME (EXPENSE)                     (16,601)         (16,819)         (32,549)         (35,418)
--------------------------------------------------------------------------     -----------------------------

--------------------------------------------------------------------------     -----------------------------
NET LOSS                                     $   (90,342)     $   (65,776)     $  (239,550)     $   (58,661)
--------------------------------------------------------------------------     -----------------------------

--------------------------------------------------------------------------     -----------------------------
BASIC AND DILUTED NET LOSS PER SHARE         $     (0.02)     $     (0.02)     $     (0.06)     $     (0.01)
--------------------------------------------------------------------------     -----------------------------

--------------------------------------------------------------------------     -----------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING            4,112,274        4,078,798        4,112,274        4,072,819
--------------------------------------------------------------------------     -----------------------------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                                 MEDAMICUS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                          Common Stock            Additional
                                                   ------------------------         Paid In      Accumulated
                                                    Shares           Amount         Capital         Deficit          Total
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                      4,112,274     $    41,123     $ 8,578,142     $(5,901,941)     $ 2,717,324

Net loss for the six month period ended 06/30/98           0               0               0        (239,550)        (239,550)

------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1998                          4,112,274     $    41,123     $ 8,578,142     $(6,141,491)     $ 2,477,774
------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MEDAMICUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                     JUNE 30, 1998   JUNE 30, 1997
                                                                                     -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $  (239,550)     $   (58,661)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                  237,570          246,013
          Interest added to investments                                                     (490)            (759)
          Common stock issued as sales incentive                                               0            3,028
          Changes in operating assets and liabilities:
               Accounts receivable                                                      (191,060)         216,895
               Inventories                                                              (128,810)            (976)
               Prepaid expenses and other assets                                         (86,259)          29,485
               Accounts payable                                                          (86,613)        (508,048)
               Accrued expenses                                                          (25,284)          30,295
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (520,496)         (42,728)
------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                             (188,701)        (109,982)
     Additions to patent rights                                                           (2,683)          (3,126)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     (191,384)        (113,108)
------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                     (20,079)         (31,747)
     Proceeds from exercise of stock options                                                   0           50,000
     Proceeds from (payments on) note payable to bank                                    513,180         (145,901)
     Payments on note payable to customer                                                 (2,822)          (7,200)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      490,279         (134,848)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (221,601)        (290,684)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,102,490        1,205,783
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   880,889      $   915,099
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                        $    45,988      $    41,614


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

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

The financial statements presented herein as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                         June 30, 1998    December 31, 1997
                                        ------------------------------------
Purchased parts and subassemblies         $    738,400        $     638,542
Work in process                                211,001              238,042
Finished goods                                 349,698              293,705
                                        ------------------------------------
                                          $  1,299,099         $  1,170,289
                                        ====================================

3. NET INCOME (LOSS) PER SHARE

The Company computed net loss per common share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents, consisting of stock options and warrants, have been excluded from the calculation as their inclusion would have an antidilutive effect. Therefore, basic and diluted loss per share are the same in each period presented.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Total revenues were $3,690,955 for the six months ended June 30, 1998 compared to $3,568,898 for the six months ended June 30, 1997, representing a 3.4% increase. Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $1,984,364 for the six months ended June 30, 1998, compared to $2,118,063 for the six months ended June 30, 1997, representing a 6.3% decrease. This decrease was primarily due to Medtronic's inventory build during the first quarter of 1997 and price concessions passed along to Medtronic in the second and third quarters of 1997 which have continued in 1998.

Contract manufacturing sales were $330,901 for the six months ended June 30, 1998, compared to $272,504 for the six months ended June 30, 1997, representing a 21.4% increase. This increase is primarily due to the Company's existing customer increasing the size of its orders and the addition of another contract manufacturing customer during the second quarter of 1998. The Company also does some contract research and development work periodically for Medtronic and realized sales of $40,786 for the six months ended June 30, 1998 compared to

$14,467 for the six months ended June 30, 1997. This contract research and development work is not expected to be a continuous revenue item for the Company.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $1,334,904 for the six months ended June 30, 1998, compared to $1,163,864 for the six months ended June 30, 1997, representing a 14.7% increase. Monitor sales decreased 6.3% or $53,234, catheter sales increased 69.2% or $208,304 and accessory and service sales increased 70.7% or $15,970 over the comparable period. Monitor sales for both the three and six month period ending June 30, 1998 were down primarily because the Company did not get its normal boost in monitor sales during the second quarter of 1998 from its two largest shows of the year (ACOG, AUA). Normally these shows are held in mid to late April which allows for time to follow up on leads and close sales before the end of the quarter. In 1998, these shows were held in mid May and early June which left little time to close sales before the end of the quarter. The Company collected a greater number of leads from both of these shows in 1998 over 1997 and expects to benefit from increased monitor sales in the third quarter as a result.

Total gross profit decreased from $1,596,840 for the six months ended June 30, 1997, to $1,511,713 for the six months ended June 30, 1998, a decrease of 5.3%. Total gross profit as a percent of sales decreased from 44.7% to 41.0% in such periods. The gross profit percentage on vessel introducers and contract manufacturing totaled 54.6% for the six months ended June 30, 1997, compared to 48.4% in the six months ended June 30, 1998. The decrease in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to Medtronic's inventory build during the first quarter of 1997 and the price concessions passed along to Medtronic in the second and third quarters of 1997, which have continued in 1998, in order to respond to competitive pressures they were experiencing in the market place. For fiber optic products, the gross profit percent totaled 27.8% for the six month period ended June 30, 1998 compared to 24.5% for the six month period ended June 30, 1997. The Company expects gross profit in the fiber optic business to improve in the future as the Company increases sales and catheter yields, and better utilizes its capacity.

Total research and development expenditures were $251,281 or 6.8% of sales for the six months ended June 30, 1998, compared to $235,458 or 6.6% of sales for the six months ended June 30, 1997. The Company expects research and development expenditures to increase both in amount and as a percentage of sales during the third quarter as it continues to work on catheter enhancements and product line extensions.

Selling, general and administrative expenses increased from $1,384,625 for the six months ended June 30, 1997 to $1,467,433 for the six months ended June 30, 1998. Sales and marketing expenses increased $88,821 for the six months ended June 30, 1998 over the comparable period in 1997 primarily because of increased spending on salaries, travel and conventions. The Company hired two regional sales managers in 1997 and saw increases in salaries and travel which were not present during the full six-month period in 1997. The Company has also attended a greater number of trade shows in 1998 compared to 1997. General and administrative expenses, interest expense, interest income and other expenses remained relatively unchanged during the comparable periods.

As a result, the Company incurred a net loss of $239,550 or $.06 per share for the six months ended June 30, 1998, compared to a net loss of $58,661 or $.01 per share for the six months ended June 30, 1997.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Total revenues were $1,939,203 for the three months ended June 30, 1998 compared to $1,771,095 for the three months ended June 30, 1997, representing a 9.5% increase. Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $1,023,107 for the three months ended June 30, 1998, compared to $964,083 for the three months ended June 30, 1997, representing a $59,024 increase. This increase was primarily due to increased kit orders from Medtronic in 1998 over 1997. The Company expects to see increased kit orders from Medtronic in the third quarter of 1998, as compared to the third quarter of 1997.

Contract manufacturing sales were $215,896 for the three months ended June 30, 1998, compared to $85,264 for the three months ended June 30, 1997, representing a $130,632 increase. This increase was primarily due to the factors discussed above. The Company also does some contract research and development work periodically for Medtronic and realized sales of $15,237 for the three months ended June 30, 1998 compared to $14,467 for the three months ended June 30, 1997.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $684,963 for the three months ended June 30, 1998, compared to $707,281 for the three months ended June 30, 1997, representing a 3.2% decrease. Monitor sales decreased 22.5% or $116,926, catheter sales increased 48.9% or $84,843 and accessory and service sales increased 73.7% or $9,765 in the three months ended June 30, 1998 over the comparable period in 1997, primarily due to the factors discussed above.

Total gross profit increased from $785,788 for the three months ended June 30, 1997, to $813,733 for the three months ended June 30, 1998, an increase of 3.6%. Total gross profit as a percent of sales decreased from 44.4% in the three months ended June 30, 1997 to 42.0% in the comparable period in 1998. The gross profit percentage on vessel introducers and contract manufacturing totaled 48.0% in the second quarter of 1998, compared to 50.8% in the second quarter of 1997, primarily due to the factors discussed above. For fiber optic products, the gross profit percent totaled 31.0% in the second quarter of 1998 compared to 34.7% in the second quarter of 1997, primarily due to the lower monitor sales in the second quarter of 1998 which affected the gross profit dollars.

Total research and development expenditures were $128,757 or 6.6% of sales for the three months ended June 30, 1998, compared to $115,970 or 6.6% of sales for the three months ended June 30, 1997. The Company expects research and development expenditures to increase both in amount and as a percentage of sales during the third quarter as it continues to work on catheter enhancements and product line extensions.

Selling, general and administrative expenses increased from $718,775 for the three months ended June 30, 1997 to $758,717 for the three months ended June 30, 1998. Sales and marketing expenses increased $49,310 and general and administrative expenses decreased $9,368 in the second quarter of 1998 compared to the second quarter of 1997 primarily for the reasons discussed above. Interest expense, interest income and other expenses remained relatively unchanged during the comparable periods.

As a result, the Company incurred a net loss of $90,342 or $.02 per share for the three months ended June 30, 1998, compared to a net loss of $65,776 or $.02 per share for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 1998 was $520,496, consisting of a net loss of $239,550 less adjustments for depreciation and amortization of $237,570 and interest accretion of $490. In addition, cash was used to fund net changes in operating assets and liabilities of $518,026. The Company saw an increase in accounts receivable during the first six months of 1998 primarily due to a larger percentage of sales being made to customers purchasing the Company's fiber optic pressure sensing products. These customers typically take longer to pay their bills compared to Medtronic which has led to the increase in accounts receivable. The Company also saw an increase in inventory during the first six months of 1998 primarily due to the Company's response to Medtronic's increased orders and lower than expected monitor sales in the second quarter. The Company also utilized its line of credit to pay down payables and prepay some items in order to help meet the minimum interest requirement under its line of credit.

Net cash used in investing activities for the six months ended June 30, 1998 was $191,384. The Company purchased $188,701 of equipment during the period and had additions to patent rights of $2,683.

Net cash provided by financing activities for the six months ended June 30, 1998 was $490,279. The Company increased its usage on the credit line by $513,180 during the period and had a balance due on the line of $1,172,420 as of June 30, 1998. The Company used the line of credit aggressively during the first six months of 1998 in order to meet the minimum interest requirement. The Company also made principal debt payments totaling $22,901.

As a result, the Company's cash and cash equivalents were $880,889 as of June 30, 1998 compared to $1,102,490 at December 31, 1997. Working capital decreased from $1,859,102 as of December 31, 1997 to $1,645,169 as of June 30, 1998.

On June 17, 1998, the Company signed a one year extension through June 30, 1999 on its revolving line of credit with a financial institution. The line was increased from $1,200,000 to $1,500,000 and the agreement calls for interest at the rate of 1.00% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets.

If sales estimates and working capital needs meet the Company's projections, the Company believes its available cash and investments, along with borrowing availability under its line of credit will be sufficient to meet the Company's anticipated operating expenses and cash requirements for the foreseeable future. If the sales estimates are not realized or working capital requirements exceed those projected, the Company may need to secure additional capital or, if capital is not available, to curtail its marketing efforts.

The Company has investigated the impact of the Year 2000 issue on both its own internal information systems and the products it develops, markets and sells. During 1997, the Company purchased, from a world-wide supplier and developer of information systems, an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000. During 1997, the Company also reviewed all of the products it develops, markets and sells, as well as the raw materials and subassemblies required to manufacture them, and believes that there are no Year 2000 issues. The Company has not investigated its suppliers progress in dealing with the Year 2000 issue. The Company does not conduct any business with its suppliers using EDI technology, so the primary risk associated with its suppliers is in their ability to deliver materials to the Company in a timely manner. Because of the diversity of sources available for the Company's raw materials and subassemblies, the Company believes that the Year 2000 issue will not have a material adverse effect on the Company's financial position, operations or cash flow, however there can be no assurance that that will be the case.

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a). The Company held its annual meeting of shareholders on April 30, 1998.
         (b). The Company solicited proxies from its shareholders to vote on the following two items:
              * To set the number of directors at five and elect five directors for a term of one year
              * To ratify the appointment of independent auditors for the current fiscal year

         The vote counts were as follows (4,112,274 shares outstanding):

---------------------- ----------- ---------- ----------- ----------- ----------
                           FOR      WITHHOLD    AGAINST     ABSTAIN     NO VOTE
---------------------- ----------- ---------- ----------- ----------- ----------
ELECTION OF DIRECTORS
---------------------- ----------- ---------- ----------- ----------- ----------
  James D. Hartman       3,282,701        25
---------------------- ----------- ---------- ----------- ----------- ----------
  Richard  W. Kramp      3,278,751     3,975
---------------------- ----------- ---------- ----------- ----------- ----------
  Richard L. Little      3,278,751     3,975
---------------------- ----------- ---------- ----------- ----------- ----------
  Richard F. Sauter      3,278,751     3,975
---------------------- ----------- ---------- ----------- ----------- ----------
  Ted K. Schwarzrock     3,278,751     3,975
---------------------- ----------- ---------- ----------- ----------- ----------

---------------------- ----------- ---------- ----------- ----------- ----------
RATIFY AUDITORS          3,282,201                   525
---------------------- ----------- ---------- ----------- ----------- ----------

ITEM 6(a) - EXHIBITS
         10.1  Second Amendment to Credit and Security Agreement

         10.2  Third Amendment to Credit and Security Agreement

         10.3  Revolving Note Agreement

ITEM 6(b) - REPORTS ON FORM 8-K
         None


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          MEDAMICUS, INC.

Date: August 4, 1998                      By: /s/ James D. Hartman
                                          President, Chief Executive Officer and
                                          Chief Financial Officer



                                  EXHIBIT INDEX


--------------- ------------------------------------------------------ ---------
   EXHIBIT #    DESCRIPTION                                              PAGE
--------------- ------------------------------------------------------ ---------
     10.1       Second amendment to credit and security agreement,
                dated May 21, 1998, between the Company and Norwest
                Credit, Inc.
--------------- ------------------------------------------------------ ---------
     10.2       Third amendment to credit and security agreement,
                dated June 17, 1998, between the Company and Norwest
                Credit, Inc.
--------------- ------------------------------------------------------ ---------
     10.3       Revolving note agreement, dated June 17, 1998, between
                the Company and Norwest Credit, Inc.
--------------- ------------------------------------------------------ ---------