Form 10QSB
period 1998-09-30
MEDAMICUS INC
filed 1998-11-04
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of Registrant's Common Stock outstanding on September 30, 1998 was 4,112,274

Transitional Small Business Disclosure Format.  Yes ___ No _X_

                                 MEDAMICUS, INC.
                                      INDEX


--------------------------------------------------------------------------------
                                                                          Page #
--------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Balance Sheets as of September 30, 1998 and December 31, 1997            3
   Statements of Operations for the three and nine months ended
    September 30, 1998 and 1997                                             4
   Statement of Shareholders' Equity for the nine months ended
    September 30, 1998                                                      4
   Statements of Cash Flows for the nine months ended September
    30, 1998 and 1997                                                       5
   Condensed Notes to the Financial Statements                              6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                          6-10

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   10

ITEM 2. CHANGES IN SECURITIES                                               10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

ITEM 5. OTHER INFORMATION                                                   10

ITEM 6(a). EXHIBITS                                                         10

ITEM 6(b). REPORTS ON FORM 8-K                                              10

                                 MEDAMICUS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                     09/30/98        12/31/97
                                                                  ----------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $   834,967     $ 1,102,490
     Accounts receivable                                            1,124,490       1,004,939
     Inventories                                                    1,249,721       1,170,289
     Prepaid expenses and other assets                                 81,058          96,423
----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                3,290,236       3,374,141
----------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                      2,073,129       1,942,072
     Office furniture, fixtures and computers                         539,195         502,806
     Leasehold improvements                                           363,950         363,950
----------------------------------------------------------------------------------------------
                                                                    2,976,274       2,808,828
     Less accumulated depreciation and amortization                (2,275,714)     (1,940,914)
----------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                            700,560         867,914
----------------------------------------------------------------------------------------------

LONG-TERM INVESTMENTS, RESTRICTED                                           0          19,296

PATENT RIGHTS, NET OF ACCUMULATED AMORTIZATION OF
$141,246 AND $124,319, RESPECTIVELY                                     5,732          18,202
==============================================================================================
TOTAL ASSETS                                                      $ 3,996,528     $ 4,279,553
==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                         $   684,579     $   659,240
     Accounts payable                                                 463,223         607,029
     Accrued expenses                                                 291,382         208,112
     Current installments of note payable to customer                       0           2,822
     Current installments of capital lease obligations                 37,836          37,836
----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           1,477,020       1,515,039
---------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current intallments               16,572          47,190
----------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                            16,572          47,190
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   1,493,592       1,562,229
----------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares              0               0
     Common stock-$.01 par value, authorized 9,000,000 shares          41,123          41,123
     Additional paid-in capital                                     8,578,142       8,578,142
     Accumulated deficit                                           (6,116,329)     (5,901,941)
----------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          2,502,936       2,717,324
==============================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 3,996,528     $ 4,279,553
==============================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MEDAMICUS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                               09/30/98        09/30/97        09/30/98        09/30/97
                                            ----------------------------    ----------------------------
Sales                                       $ 2,109,510     $ 1,711,548     $ 5,800,465     $ 5,280,446
Cost of sales                                 1,207,234         974,433       3,386,476       2,946,491
------------------------------------------------------------------------    ----------------------------
GROSS PROFIT                                    902,276         737,115       2,413,989       2,333,955
------------------------------------------------------------------------    ----------------------------

OPERATING EXPENSES:
     Research and development                   187,802         125,952         439,083         361,410
     Selling, general and administrative        673,774         672,473       2,141,207       2,057,098
------------------------------------------------------------------------    ----------------------------
TOTAL OPERATING EXPENSES                        861,576         798,425       2,580,290       2,418,508
------------------------------------------------------------------------    ----------------------------

------------------------------------------------------------------------    ----------------------------
OPERATING INCOME (LOSS)                          40,700         (61,310)       (166,301)        (84,553)
------------------------------------------------------------------------    ----------------------------

OTHER INCOME (EXPENSE):
     Interest expense                           (26,187)        (15,744)        (75,206)        (63,147)
     Interest income                              9,986          11,522          34,506          36,229
     Other                                          663          (3,743)         (7,387)        (16,465)
------------------------------------------------------------------------    ----------------------------
TOTAL OTHER INCOME (EXPENSE)                    (15,538)         (7,965)        (48,087)        (43,383)
------------------------------------------------------------------------    ----------------------------

------------------------------------------------------------------------    ----------------------------
NET INCOME (LOSS)                           $    25,162     $   (69,275)    $  (214,388)    $  (127,936)
------------------------------------------------------------------------    ----------------------------

NET INCOME (LOSS) PER SHARE
     Basic                                  $      0.01     $     (0.02)    $     (0.05)    $     (0.03)
     Diluted                                $      0.01     $     (0.02)    $     (0.05)    $     (0.03)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
     Basic                                    4,112,274       4,108,199       4,112,274       4,084,742
     Diluted                                  4,124,175       4,108,199       4,112,274       4,084,742


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS


                                 MEDAMICUS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                              Common Stock         Additional
                                                       ------------------------      Paid In      Accumulated
                                                         Shares        Amount        Capital         Deficit         Total
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                          4,112,274    $    41,123    $ 8,578,142    $(5,901,941)    $ 2,717,324

Net loss for the nine month period ended 09/30/98              0              0              0       (214,388)       (214,388)
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1998                         4,112,274    $    41,123    $ 8,578,142    $(6,116,329)    $ 2,502,936
------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MEDAMICUS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         NINE MONTHS ENDED
                                                                                                     09/30/98        09/30/97
                                                                                                  ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                     $  (214,388)    $  (127,936)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                               351,727         368,124
          Interest added to investments                                                                  (704)         (1,193)
          Common stock issued as sales incentive                                                            0           3,028
          Changes in operating assets and liabilities:
               Accounts receivable                                                                   (119,551)        404,564
               Inventories                                                                            (79,432)         33,604
               Prepaid expenses and other assets                                                       15,365         (31,806)
               Accounts payable                                                                      (143,806)       (395,117)
               Accrued expenses                                                                        83,270          56,220
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  (107,519)        309,488
------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                          (167,446)       (164,290)
     Additions to patent rights                                                                        (4,457)         (3,784)
     Purchase of available-for-sale marketable securities, including reinvestment
       of securities which matured                                                                          0         (19,011)
     Sale of available-for-sale marketable securities, including sales of securities
       which matured                                                                                   20,000          30,000
------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                (151,903)       (157,085)
------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                  (30,618)        (41,859)
     Proceeds from sale of stock, net of offering costs                                                     0               0
     Proceeds from exercise of stock options                                                                0          50,000
     Proceeds from (payments on) note payable to bank                                                  25,339        (363,939)
     Payments on note payable to customer                                                              (2,822)        (10,800)
------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                                  (8,101)       (366,598)
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (267,523)       (214,195)
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      1,102,490       1,205,783
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $   834,967     $   991,588
------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                     $    73,493     $    58,235

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

The financial statements presented herein as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                    SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                   ------------------------------------------
Purchased parts and subassemblies         $    662,148          $    638,542
Work in process                                190,558               238,042
Finished goods                                 397,015               293,705
                                   ------------------------------------------
                                          $  1,249,721          $  1,170,289
                                   ==========================================

3. NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is determined by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the period and the dilutive effect of common stock equivalents. Common stock equivalents, consisting of stock options and warrants, have been excluded from the loss period calculations as their inclusion would have an antidilutive effect.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues were $5,800,465 for the nine months ended September 30, 1998 compared to $5,280,446 for the nine months ended September 30, 1997, representing a 9.9% increase. Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $3,223,891 for the nine months ended September 30, 1998, compared to $3,055,780 for the nine months ended September 30, 1997, representing a 5.5% increase. This increase was primarily due to Medtronic increasing its inventory levels during the third quarter in response to their introduction of several new pacing and defibrillator products. Medtronic has added additional sales people to help support these new products and the Company has received additional orders above Medtronic's expected sell-through for the fourth quarter. The Company expects sales levels to Medtronic will decline somewhat in the first quarter of 1999 as Medtronic completes their inventory build in support of these new activities in 1998.

Contract manufacturing sales were $474,946 for the nine months ended September 30, 1998, compared to $311,646 for the nine months ended September 30, 1997, representing a 52.4% increase. This increase is primarily due to the

Company's existing customer increasing the size of its orders compared to last year and the addition of another contract manufacturing customer during the second quarter of 1998. The Company expects to see a slight decline in contract manufacturing sales in the fourth quarter due to one of the products being phased out. The Company also does some contract research and development work periodically for Medtronic and realized sales of $67,852 for the nine months ended September 30, 1998 compared to $14,467 for the nine months ended September 30, 1997. This contract research and development work is not expected to be a continuous revenue item for the Company.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $2,033,776 for the nine months ended September 30, 1998, compared to $1,898,553 for the nine months ended September 30, 1997, representing a 7.1% increase. Monitor sales decreased 15.2% or $203,374, catheter sales increased 56.0% or $292,638 and accessory and service sales increased 123.1% or $45,959 over the comparable period. While the Company has been pleased with the steady growth in its catheter sales, it has been disappointed with the slow rate of growth in its monitor sales. The Company had expected an increase in monitor sales during the third quarter due to the large number of leads from major shows that were held late in the second quarter, but these sales have not materialized to date.

Consequently, the Company has embarked on a significant change in its distribution strategy for its LuMax products. The Company has been selling the LuMax System through an independent sales force since 1995 and added regional managers in early 1997 to oversee sales activities. This strategy has not produced the growth rate in sales anticipated by the Company. In April 1998, the Company hired a new Vice President of Sales & Marketing whose initial responsibilities were to evaluate the results and the market opportunities associated with the LuMax System. As a result of this evaluation, the Company decided to embark on a direct sales strategy for selling the LuMax. The Company's former national sales manager resigned in July and a new national sales manager was hired in September. The Company also terminated its regional managers in September and sent notices to the independent sales reps that their contracts would end on December 31, 1998. The Company is currently in the process of interviewing candidates for the direct sales positions and has already hired two individuals, with plans to hire a total of 10 individuals by the end of the year. The Company has been in contact with its independent sales reps regarding fourth quarter sales and has put extra incentives in place to provide additional motivation. While the Company believes that most of the independent sales reps will continue their sales efforts, the Company expects to see a sales decline in the fourth quarter compared to last year.

Total gross profit increased from $2,333,955 for the nine months ended September 30, 1997, to $2,413,989 for the nine months ended September 30, 1998, an increase of 3.4%. Total gross profit as a percent of sales decreased from 44.2% to 41.6% in such periods. The gross profit percentage on vessel introducers and contract manufacturing totaled 53.1% for the nine months ended September 30, 1997, compared to 49.5% in the nine months ended September 30, 1998. The decrease in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to price concessions passed along to Medtronic in the second and third quarters of 1997 and continuing throughout 1998 in order to respond to competitive pressures it was experiencing in the market place. For fiber optic products, the gross profit percent totaled 27.1% for the nine month period ended September 30, 1998 compared to 28.3% for the nine month period ended September 30, 1997. This decrease was primarily due to two factors. First, monitor sales, which carry a higher margin than catheter and accessory sales, were lower in 1998 compared to 1997. Second, because monitor sales were lower, the Company has not been able to utilize its capacity as anticipated. The Company expects gross profit in the fiber optic business to improve in the future as the Company increases sales and better utilizes its capacity.

Total research and development expenditures were $439,083 or 7.6% of sales for the nine months ended September 30, 1998, compared to $361,410 or 6.8% of sales for the nine months ended September 30, 1997. The Company has been developing an interface box, which allows high-end urodynamic equipment owners to utilize the Company's fiber optic catheters. The interface box is currently in beta testing and the results have been encouraging. The Company is also conducting handling studies of a lower cost catheter design. The Company anticipates that it will begin marketing the Interface Box and low cost catheters in January 1999. Finally, the Company has been working on new product development projects with Medtronic. The Company expects research and development expenditures to increase both in amount and as a percentage of sales during the fourth quarter as it continues to work on these projects.

Selling, general and administrative expenses increased from $2,057,098 for the nine months ended September 30, 1997 to $2,141,207 for the nine months ended September 30, 1998. Sales and marketing expenses increased $67,883 for the nine months ended September 30, 1998 over the comparable period in 1997 primarily because of increased spending on salaries, travel and conventions. The Company incurred salaries and travel expenses for its two regional managers for the full nine months of 1998 that were not in place for the full nine-month period in 1997. Additionally, the Company incurred severance costs related to the termination of the regional managers. The Company has also attended a greater number of trade shows in 1998 compared to 1997. General and administrative expenses increased $16,226 during the comparable periods, primarily due to increases in salaries. Interest expense, interest income and other expenses remained relatively unchanged during the comparable periods. The move to a direct sales force is expected to increase the Company's sales and marketing expenses and, to the extent there is a lag between hiring sales personnel and such personnel making sales, the Company's net loss will increase as well.

As a result, the Company incurred a net loss of $214,388 or $.05 per share for the nine months ended September 30, 1998, compared to a net loss of $127,936 or $.03 per share for the nine months ended September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues were $2,109,510 for the three months ended September 30, 1998 compared to $1,711,548 for the three months ended September 30, 1997, representing a 23.3% increase. Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $1,239,527 for the three months ended September 30, 1998, compared to $937,717 for the three months ended September 30, 1997, representing a 32.2% increase. This increase was primarily due to the factors discussed above. The Company expects to see continued strong sales in the fourth quarter as Medtronic builds their inventories in support of their new products.

Contract manufacturing sales were $144,045 for the three months ended September 30, 1998, compared to $39,142 for the three months ended September 30, 1997, representing a 268.0% increase. This increase was primarily due to the factors discussed above. The Company expects contract manufacturing sales to decline slightly in the fourth quarter due to one of its customer's products being phased out. The Company also does some contract research and development work periodically for Medtronic and realized sales of $27,066 for the three months ended September 30, 1998 compared to $0 for the three months ended September 30, 1997.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $698,872 for the three months ended September 30, 1998, compared to $734,689 for the three months ended September 30, 1997, representing a 4.9% decrease. Monitor sales decreased 30.2% or $150,140, catheter sales increased 38.0% or $84,335 and accessory and service sales increased 203.1% or $29,987 in the three months ended September 30, 1998 over the comparable period in 1997, primarily due to the factors discussed above.

Total gross profit increased from $737,115 for the three months ended September 30, 1997, to $902,276 for the three months ended September 30, 1998, an increase of 22.4%. Total gross profit as a percent of sales decreased from 43.1% in the three months ended September 30, 1997 to 42.8% in the comparable period in 1998. The gross profit percentage on vessel introducers and contract manufacturing totaled 51.3% in the third quarter of 1998, compared to 49.6% in the third quarter of 1997, primarily due to the increased orders from Medtronic which allowed the Company to absorb its overhead more effectively. For fiber optic products, the gross profit percent totaled 25.6% in the third quarter of 1998 compared to 34.4% in the third quarter of 1997, primarily due to the lower monitor sales in the third quarter of 1998, which carry a higher gross margin.

Total research and development expenditures were $187,802 or 8.9% of sales for the three months ended September 30, 1998, compared to $125,952 or 7.4% of sales for the three months ended September 30, 1997, primarily due to the factors discussed above.

Selling, general and administrative expenses increased from $672,473 for the three months ended September 30, 1997 to $673,774 for the three months ended September 30, 1998. Sales and marketing expenses decreased $20,938 primarily due to lower commissions and general and administrative expenses increased $22,239 in the third quarter of 1998 compared to the third quarter of 1997 primarily for the reasons discussed above. Interest expense, interest income and other expenses remained relatively unchanged during the comparable periods.

As a result, the Company reported net income of $25,162 or $.01 per share for the three months ended September 30, 1998, compared to a net loss of $69,275 or $.02 per share for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 1998 was $107,519, consisting of a net loss of $214,388 less adjustments for depreciation and amortization of $351,727 and interest accretion of $704. In addition, cash was used to fund net changes in operating assets and liabilities of $244,154. The Company saw an increase in accounts receivable during the first nine months of 1998 primarily due to the increase in Medtronic orders during the third quarter. The Company also saw an increase in inventory during the first nine months of 1998 primarily due to the lower than expected monitor sales in the third quarter. The Company also utilized its line of credit to pay down payables and prepay some items in order to help meet the minimum interest requirement under its line of credit.

Net cash used in investing activities for the nine months ended September 30, 1998 was $151,903. The Company purchased $167,446 of equipment during the period and had additions to patent rights of $4,457. The Company also redeemed a $20,000 Treasury bill that had been pledged against the lease for the Company's new enterprise management software system purchased in 1996. The leasing company agreed to release the pledged Treasury bill early due to the Company's payment history on the lease.

Net cash used in financing activities for the nine months ended September 30, 1998 was $8,101. The Company increased its usage on the credit line by $25,339 during the period and had a balance due on the line of $684,579 as of September 30, 1998. The Company used the line of credit aggressively during the first six months of 1998 in order to meet the minimum interest requirement. The Company also made principal debt payments totaling $33,440.

As a result, the Company's cash and cash equivalents were $834,967 as of September 30, 1998 compared to $1,102,490 at December 31, 1997. Working capital decreased from $1,859,102 as of December 31, 1997 to $1,813,216 as of September 30, 1998.

On June 17, 1998, the Company signed a one-year extension through June 30, 1999 on its revolving line of credit with a financial institution. The line was increased from $1,200,000 to $1,500,000 and the agreement calls for interest at the rate of 1.00% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets.

If sales estimates and working capital needs meet the Company's projections, the Company believes its available cash and investments, along with borrowing availability under its line of credit, will be sufficient to meet the Company's anticipated operating expenses and cash requirements for the foreseeable future. If the sales estimates are not realized or working capital requirements exceed those projected, the Company may need to secure additional capital or, if capital is not available, to curtail its marketing efforts.

The Company has investigated the impact of Year 2000 issues on both its own internal information systems and the products it develops, markets and sells. During 1997, the Company purchased, from a worldwide supplier and developer of information systems, an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000. During 1997, the Company also reviewed all of the products it develops, markets and sells, as well as the raw materials and subassemblies required to manufacture them, and believes that there are no Year 2000 issues. The Company has not investigated its suppliers' progress in dealing with Year 2000 issues. The Company does not conduct any business with its suppliers using EDI technology, so the primary risk associated with its suppliers is in their ability to deliver materials to the Company in a timely manner. Because of the diversity of sources available for the Company's raw materials and subassemblies, the Company believes that Year 2000 issues will not have a material adverse effect on the Company's financial position, operations or cash flow; however, there can be no assurance that such will be the case.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Reform Litigation Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: inability to attract and retain key personnel; delays in new product launches; lack of market acceptance of the Company's products; failure of the interface box to perform as expected; introduction of competitive products; patent and government regulatory matters; inability to attract effective sales representatives and/or unsatisfactory performance by sales representatives; and the Risk Factors included in Form 8-K filed with the Securities and Exchange Commission on November 13, 1996.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 - OTHER INFORMATION
         The Company announced the resignation of Ted K. Schwarzrock from its Board of Directors effective October 8, 1998. Mr. Schwarzrock indicated that recent commitments to other business interests will not allow him sufficient time to devote to the responsibilities associated with Board membership.

ITEM 6(a) - EXHIBITS
         Exhibit 27

ITEM 6(b) - REPORTS ON FORM 8-K
         None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    MEDAMICUS, INC.

Date:  November 3, 1998             By: /s/ James D. Hartman
                                    President, Chief Executive Officer and Chief
                                    Financial Officer