Form 10KSB
period 1998-12-31
MEDAMICUS INC
filed 1999-03-05
CIK 833140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                   For the fiscal year ended December 31, 1998

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. Yes _X_   No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ____

The issuer's revenues for its most recent fiscal year were $8,031,770

The aggregate market value of the Common Shares held by nonaffiliates of the issuer as of February 24, 1999 was approximately $3,251,923 (based on the closing price of the issuer's Common Shares on such date, which was $1.063/share).

Common Shares outstanding at February 24, 1999:  4,112,274 shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 29, 1999 are incorporated by reference into Part III.


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

MedAmicus, Inc. (the "Company") is a medical products company that consists of two distinct business units: The Fiber Optic business unit and the Vascular Delivery Systems business unit.

The Fiber Optic business unit is engaged in the following activities:
o The design, development, manufacture and marketing of a pressure measurement system utilizing a proprietary fiber optic transducer for measuring and monitoring physiological pressures in the human body, referred to herein as the LuMax(TM) System.

The Vascular Delivery Systems business unit is engaged in the following activities:
o The manufacture and marketing of a percutaneous vessel introducer and the design and development of related vascular delivery products.
o The manufacture of medical devices and components for other medical product companies on a contract basis.

FIBER OPTIC BUSINESS UNIT

DESCRIPTION
Since the completion of its initial public offering in September 1991, the Company has devoted a substantial portion of its research and development efforts to the design and development of the LuMax Cystometry System, a fiber optic pressure transducer system designed to measure physiological pressures within the human body. Measurement of physiological pressures is a frequently used procedure in the diagnosis and treatment of disorders in the cardiovascular, respiratory, neurological and urological systems. The Company elected to pursue the urological market place where the Company believed the prevalence of female incontinence and prostate obstruction offered the greatest opportunity for future revenue growth. The Company's fiber optic pressure transducer system received marketing clearance from the U. S. Food and Drug Administration in January 1993.

The Company's LuMax system consists of a monitor and catheter. The catheter contains optical fibers that transmit light in both directions within the catheter. The distal end of the catheter includes a stainless steel housing with an opening covered by a flexible membrane. The membrane is designed to move into the light path in response to the pressure exerted. An external monitor emits the light and then measures the amount of light returned through the catheter for conversion into a pressure reading. In addition to reading pressure, the monitor calibrates the catheter, records pressures over time and alerts the user to pressure readings outside of a specified range.

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

Each of the two monitors addresses separate urological market segments. One of the monitors is a stand alone system (the LuMax Cystometry System) which is designed to conduct tests necessary for a physician to diagnose and treat patients with urological disorders including incontinence and benign prostatic hyperplasia (BPH). Its primary market focus is the office-based gynecology and urology practice. The second monitor is an interface unit (the LuMax Interface System) designed to be connected to an existing urodynamic testing system allowing a hospital or urology clinic, with such testing equipment already in place, to use the Company's fiber optic catheters. The Company is completing final development on the Interface System and anticipates marketing the product in the first quarter of 1999.

In September 1996, the Company began marketing a uroflow accessory to the LuMax Cystometry System that allows urologists to conduct pressure flow studies, a common procedure in the diagnosis of prostate conditions. A uroflow measures volume of urine flow over time to determine severity of blockages caused by an enlarged prostate or other factors. The Company received Food and Drug Administration marketing clearance for this accessory in January 1996.

MARKETS AND MARKETING
The Company markets the LuMax Cystometry System and the LuMax Interface System into the urology and gynecology market for the diagnosis of female incontinence and prostate obstruction as well as other urological disorders. It is estimated that over 18 million Americans suffer from some form of incontinence, a problem that is just beginning to be discussed openly and for which a number of treatments have recently been introduced. In order to prescribe the most appropriate therapy, clinicians usually rely on urodynamic testing, which includes several pressure measurement procedures that the Company's LuMax Cystometry System is designed to perform.

An enlarged prostate or benign prostatic hyperplasia (BPH) is a condition that affects half of all men over age 55. A pressure flow study is a urodynamic test designed to measure the severity of the blockage and determine if intervention is appropriate. The Company's LuMax Cystometry System with Uroflow is designed to perform this study.

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

In January 1995, the Company began marketing its stand-alone LuMax Cystometry System domestically. After hiring a National Sales manager and a Marketing Manager, the Company elected to achieve national sales coverage by contracting with independent sales representatives who were primarily focused on the office-based gynecology market. In September 1996, upon the completion of the uroflow accessory, the Company also engaged independent sales representatives to market the LuMax Cystometry System with Uroflow into the urology office-based market. In total, the Company contracted with thirty-one independent sales groups totaling sixty individuals. To support these efforts, the Company hired three regional managers in addition to the national sales manager.

While the Company has been pleased with the steady growth in its catheter sales, it has been disappointed with the slow rate of growth in its monitor sales. Consequently, the Company has embarked on a significant change in its distribution strategy for its LuMax products. In April 1998, the Company hired a new Vice President of Sales & Marketing whose initial responsibilities were to evaluate the results and the market opportunities associated with the LuMax System. As a result of this evaluation, the Company decided to embark on a direct sales strategy for selling the LuMax. The Company's former national sales manager resigned in July 1998 and a new national sales manager was hired in September 1998. The Company also terminated its regional managers in September and sent notices to the independent sales representatives that their contracts would end on December 31, 1998. The Company has hired all of the individuals for the ten direct sales positions and a national sales meeting was held in January 1999 to train them. It is the Company's expectations that the direct sales force will call on gynecology and urology practices as well as the hospital based urodynamic labs.

The Company has no plans at this time for international distribution agreements.

MANUFACTURING
The Company currently manufactures its catheters in its existing facility and expects that adequate space will be available to meet the Company's needs during the next several years. As of February 1999, the Company has the capacity to manufacture approximately 5,000 catheters per month on a single shift using semi-automated equipment designed by the Company. The Company expects such equipment will be adequate to meet production requirements until automated equipment is required to increase capacity. The Company is conducting ongoing studies related to the feasibility and cost of automated manufacturing equipment.

As of February 1999, the Company has the capacity to assemble approximately 50 monitors per month on one shift. It is believed that the Company has adequate capacity to meet monitor requirements for the foreseeable future.

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

The most commonly used pressure-measuring device now on the market is the disposable external strain gauge transducer. Over 7.5 million such devices are used annually in the U. S. An external strain gauge transducer measures internal body fluid pressures through a series of saline solution-filled tubes connected to a catheter that has been inserted into the body. The pressure of the body fluid is conducted through the tubing to the externally located transducer. The transducer then converts that pressure into an electrical signal, which is then displayed as a pressure reading.

The Company believes that the disposable external strain gauge transducer has a number of disadvantages when compared to its fiber optic pressure transducer:

o The disposable external strain gauge must be level with the pressure monitoring site on the patient;
o    A leak anywhere in the tubing system could result in inaccurate readings;
o The fluid column connecting the catheter to the external transducer must remain bubble free;
o There are delays in response times as pressure is "piped" from the point of measurement to the external transducer, which may cause inaccuracies; and
o A strain gauge device can be affected by electromagnetic interference from other patient monitors.

Another pressure measurement devices is the micro-tipped catheter, which is comprised of a miniaturized strain gauge transducer on the tip of a catheter. While the micro-tipped catheter, which is reusable, offers many of the same advantages as the fiber optic catheter, it is sold at a substantially higher cost than the Company's current reusable catheter.

Companies that market disposable external strain gauge transducers for use in the urological testing markets include Cobe Laboratories, Inc., Lakewood, Colorado; Spectramed Inc., Critical Care Division, Oxnard, California; and Baxter Healthcare Corporation, Edwards Division, Santa Ana, California.

Companies that are utilizing fiber optic technology in the manufacture of pressure sensing devices include Camino Laboratories, San Diego, California, which markets a device used primarily for neurological procedures; Radi Medical Systems, Sweden, which markets its device in Europe for hemodynamic testing and possibly urological monitoring, and; Bard Urological, a subsidiary of C. R. Bard, Inc., which markets a urodynamic system similar to the Company's LuMax System. Bard Urological is aggressively marketing their fiber optic system through a network of direct sales personnel into the U. S. urology office market. Management believes that each of the companies mentioned above may have significantly greater financial and other resources than the Company. The Company believes that the primary bases of competition will be product performance, price and marketing.

While the Company has obtained patents relating to its transducer, such patents may not prevent the above described companies or any other companies from developing competing fiber optic devices for the urodynamic testing market or for any other pressure measurement applications which the Company may pursue.

RESEARCH AND DEVELOPMENT
Research and development expenditures for the Fiber Optic business were $432,319 for 1998, compared to $405,562 in 1997, representing an increase of $26,757 or 6.6%. The Company is near completion on the development of the LuMax Interface System as well as a new lower cost fiber optic catheter. The Company continues to explore product enhancements and new technologies and expects to increase research and development spending in 1999.

VASCULAR DELIVERY SYSTEMS BUSINESS UNIT

DESCRIPTION
The Company manufactures and markets traditional percutaneous venous vessel introducers as well as its own proprietary introducer. Vessel introducers allow physicians to insert infusion catheters, implantable ports and pacemaker leads into a blood vessel.

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

To the Company's knowledge, all vessel introducer sheaths currently marketed, with the exception of the Company's proprietary vessel introducer, are manufactured with small handles on either side of the sheath at the proximal end, and use what is referred to as the "peel-away" method of sheath removal. As the physician pulls the handles, the sheath tears apart and can then be removed.

The Company's proprietary vessel introducer, which includes the standard dilator and sheath, incorporates a slitting device, resulting in what management believes to be an improved method of removing the sheath. The slitter clamps onto the catheter or lead and has a recessed blade. The physician draws the sheath onto the slitter, which cuts the entire length of the sheath, permitting easy removal. The removal of the sheath can be performed by one physician, unlike the peel-away method, which typically requires two people.

The Company manufactures and markets both "peel-away" introducers and its own proprietary slitter introducer. While the Company believes the slitter introducer is superior to the "peel-away", studies indicate that a significant percentage of physicians will continue to utilize the "peel-away" technology. Both introducers are manufactured in a variety of sizes and are marketed either in a kit, containing the disposable devices necessary to do catheter or lead implant procedure, or in bulk which are then packaged by the customer with its own devices.

MARKETS AND MARKETING
The Company estimates that there are more than 1,000,000 procedures performed worldwide each year in which venous vessel introducers are used. Because the majority of vessel introducers are sold in combination with the sale of infusion catheters, implantable ports or pacing leads, the Company's management determined that it would be advantageous for the Company to enter into distribution agreements with medical device manufacturers that will market the Company's vessel introducer with their catheters, implantable ports or pacing leads. Accordingly, the Company entered into such agreements with Medtronic and with Bard Access Systems ("Bard"), a subsidiary of C. R.
Bard, Inc. for the sale of introducers into their respective markets.

Medtronic, which the Company believes has the largest worldwide market share of pacing leads, is currently purchasing sterilized introducer kits, which include a syringe, hypodermic needle and guide wire, as well as the vessel introducer, packaged by the Company in boxes designed by Medtronic. Medtronic markets the Company's vessel introducer with the slitting device worldwide under its own trade name, "SOLO-TRAK(TM)". Medtronic has indicated that approximately 40% of their introducer sales consist of SOLO-TRAK, and the remainder of the sales are "peel-away" introducers. The Company also packages a "peel-away" introducer in similar kits for Medtronic.

The Company's distribution agreement with Medtronic was executed in May 1991, and amended in August 1994, August 1995 and again in August 1996. Under the terms of the agreement, Medtronic is obligated to purchase certain specified annual quantities of both slitter introducers and "peel-away" introducers in order to retain exclusive rights for the slitter introducer in the pacing lead market. The agreement has an indefinite term, but Medtronic may terminate the agreement any time, upon 180 days prior written notice.

For the years ended December 31, 1998 and 1997, Medtronic accounted for 55% and 51% of sales, respectively. The loss of Medtronic as a customer would have a material adverse effect on the Company.

Bard, who is reported to have the largest combined market share of infusion catheters and implantable ports, is primarily purchasing vessel introducers and slitters, which Bard packages in procedural trays with its catheters and ports. Bard markets the vessel introducer under its trade name, "INTRO-EZE(TM)".

The Company's distribution agreement with Bard expired in December 1997. The agreement had called for minimum purchases of kits or introducer components in order to maintain the exclusive right to market the Company's vessel introducer in Bard's market. The Company expects to continue sales of the slitter introducer to Bard on a non-exclusive basis. Sales to Bard represent less than 5% of total Company sales.

MANUFACTURING
Vessel introducers manufactured by the Company are either packaged in a "kit" with other components, as is the case with Medtronic, or sold as a component set consisting of a sheath, dilator and slitter for the Company's proprietary introducer, or a sheath and dilator if the customer orders a "peel-away" introducer. The sheath and dilator for the Company's proprietary introducer and the "peel-away" introducer are manufactured from polyethylene tubing which is acquired from outside sources and fabricated by the Company, while the slitter is injection molded by the Company. The Company has designed and constructed a number of pieces of its production and packaging equipment, and has purchased the remainder from outside sources. The vessel introducer kits are packaged in the Company's clean room facility. The Company manufactures and packages vessel introducers in 38 different kit combinations. The Company presently obtains several of its components, raw materials and sterilization services from sole suppliers, but believes that all components, raw materials and sterilization services are readily available from several sources. The Company believes any one of such sources would be acceptable, although Medtronic has the right to approve suppliers.

COMPETITION
The Company's vessel introducers compete with other vessel introducers, all of which utilize the peel-away method. The Company believes that the four major competitors in the venous vessel introducer market are Cook Incorporated, Bloomington, Indiana; Daig Corporation, Minnetonka, Minnesota (owned by St. Jude Medical, St. Paul, Minnesota); B. Braun of America Company, Allentown, Pennsylvania; and TFX Medical, a subsidiary of Teleflex Incorporated, Jaffrey, New Hampshire. Daig, B. Braun and TFX Medical market their vessel introducers primarily by establishing distribution arrangements with existing companies in the medical field, the same strategy the Company follows. Cook markets a variety of vessel introducer kits through distributors and with a direct sales force. Each of these competitors has significantly greater financial, personnel and other resources than the Company.

RESEARCH & DEVELOPMENT
The Company's development activities are focused primarily on improved vessel introducers. The Company's management believes that, with the trend towards less invasive percutaneous surgical procedures, there will be increasing demand for vessel introducers in a variety of medical procedures. The Company intends to devote some portion of its development activities to understanding the needs of this market and designing products to meet those needs. There can be no assurance that the Company's development efforts will result in additional revenue. The Company's research and development activities have been coordinated primarily by employees of the Company, although the Company has utilized outside specialists on a contract basis, and expects to continue to do so. For the years ended December 31, 1998 and 1997, the Company expended $199,973 and $105,391, respectively, on research and development activities directly related to introducer products.

CONTRACT MANUFACTURING
Since October 1985, the Company has performed contract manufacturing services for a variety of medical device companies in the Minneapolis and St. Paul, Minnesota metropolitan area, but currently manufactures four medical products for one company and one medical product for another company. For the years ended December 31, 1998, 1997, and 1996, contract manufacturing revenues were approximately 7%, 5% and 9% respectively, of the Company's total revenues.

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

The Company has obtained 510(k) approval to market its introducers and its fiber optic pressure measurement system in the United States.

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

The Company's devices may also be subject to regulation in foreign countries, including ISO9000 certification, in order to conduct business in the European Community. Medtronic, Bard, and any other entity with which the Company would develop a distribution relationship, are responsible for obtaining approval from the foreign countries in which they desire to sell the vessel introducers manufactured by the Company. The Company has been audited by the regulatory body which issues ISO9000 certification and is awaiting final approval. In addition, technical files on our fiber optic products were prepared and submitted in order to receive a CE Mark which symbolizes approval to market products in Europe. Depending upon the distribution relationships established to market the fiber optic products in countries outside the European Community, the Company may be responsible for obtaining approval to sell in those countries.

INTELLECTUAL PROPERTY

The Company has made and continues to make, when appropriate, efforts to obtain patents, including additional patent protection on existing products. Certain aspects of the vessel introducer and the fiber optic pressure transducer are the subjects of United States Patent Numbers 4,997,424 and 5,005,584, respectively, issued on March 5, 1991 and April 9, 1991, respectively. Both patents have been assigned to the Company by the inventor, Richard L. Little, the Company's former President and Chief Executive Officer, and both expire in the year 2008.

The introducer patent covers a means for attaching a slitter with a recessed blade to a catheter or pacing lead for the purpose of removing a sheath from the catheter or pacing lead. The Company has received additional patent protection on features of the vessel introducer.

The Company's transducer patent covers a means for incorporating one or more transducers onto a guide wire. The Company has received additional patent protection on technical features of the transducer, which have evolved during the development to date.

On several occasions beginning in 1993, and as recently as February 1998, the Company has received correspondence or inquiries from a competitor in the fiber optic transducer market regarding patents it holds relating to fiber optic transducers. The correspondence specifically references a patent on a technique to calibrate the fiber optic system and requesting additional information regarding the Company's calibration technique and why such technique does not infringe the competitor's patent. The Company has responded to such inquiries each time they have been received. The Company has been aware of this patent and has specifically designed the calibration system associated with its transducer so as not to infringe the competitor's patent. In addition, the Company has been issued a United States patent on its calibration technique. The Company has also received an opinion of counsel that its calibration system does not infringe such patent. While the Company is not aware of the competitor's intentions with respect to this matter, the Company will continue to respond to such inquiries as necessary.

Due to the rapid technological changes experienced in the medical device industry, the Company's management believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

EMPLOYEES

As of February 24, 1999, the Company employed 80 persons, consisting of 76 full-time and 4 part-time.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's administrative, manufacturing and research and development facilities, consisting of approximately 21,665 square feet, are located at 15301 Highway 55 West, Plymouth, Minnesota 55447. The Company leases these facilities pursuant to a lease that expired April 30, 1997. The lease provides for up to five one-year extensions that are automatic if the Company does not give a six-month notice of evacuation. The lease calls for rent payments of $13,242 per month, which includes base rent, a portion of the operating expenses and real estate taxes. The base rent can escalate yearly based on the consumer price index. The Company has elected to extend the lease until April 30, 2000.

ITEM 3.  LEGAL PROCEEDINGS

The Company's management is not aware of any litigation pending against the Company or its properties.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock has been traded on The Nasdaq Stock MarketSM under the symbol MEDM since September 1991. The table below shows the high and low closing sales prices for the quarters indicated.

               ------------------------- ------------------------- ------------------------- -------------------------
                    FIRST QUARTER             SECOND QUARTER            THIRD QUARTER             FOURTH QUARTER
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
YEAR               LOW         HIGH          LOW         HIGH          LOW         HIGH          LOW         HIGH
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
1997              2.000        3.250        1.875        2.750        2.250        2.875        2.625        3.625
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
1998              2.250        3.125        1.938        3.063        1.000        2.063        0.813        1.250
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
1999*              .969        1.250
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------

* Through February 24

As of February 24, 1999, the Company had approximately 175 record holders and 1,200 beneficial holders of its common stock. The Company has not paid cash dividends in the past and does not expect to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company was incorporated under the laws of the state of Minnesota in 1981 and commenced operations in 1985. During the first three years of its existence, the Company devoted the majority of its activities to research and development projects. In 1990, the Company's first proprietary product was announced, a percutaneous venous vessel introducer. Exclusive distribution arrangements were negotiated with Medtronic and Bard for the sale of the introducer into their respective markets.

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

In January 1994, the Company completed a private placement of common stock and warrants, resulting in proceeds to the Company of approximately $1,000,000, net of offering expenses. In October 1994, a private investor purchased 200,000 shares of common stock from the Company for $500,000 and the same investor purchased 266,667 shares for $500,000 in January 1995. In March 1996, the Company obtained a $1,200,000 revolving line of credit with a financial institution. The Company used the line of credit to pay off $500,000 of notes payable with two unaffiliated private investors. In May 1996, the Company completed a private placement of its common stock, resulting in net proceeds to the Company of $1,622,103. In June 1998, the Company increased its revolving line of credit to $1,500,000 and extended it through June 1999.

The Company completed work on the first design of the LuMax System and embarked upon a sales strategy in January 1995 to distribute the LuMax System into the gynecology office market through the use of independent sales representatives. In November 1996, the Company completed development of an upgraded version of the LuMax System, which made it attractive to the urology office market. The Company then contracted with additional independent sales representatives to call into this market.

In April 1998, the Company hired a new Vice President of Sales & Marketing whose initial responsibilities were to evaluate the results and the market opportunities associated with the LuMax System. As a result of this evaluation, the Company decided to engage its own direct sales force to market the LuMax System. The Company terminated the agreements with the independent sales representatives effective December 31, 1998. The Company has hired all of the individuals for the ten direct sales positions and a national sales meeting was held in January to provide training and resources.

SALES
Net sales were $8,031,770 for 1998, compared to $7,172,786 in 1997, representing an increase of $858,984 or 12.0%. Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $4,644,577 in 1998 compared to $4,039,685 in 1997, representing an increase of $604,892 or 15.0%. This increase was primarily due to Medtronic increasing its inventory levels during the third and fourth quarters in response to their introduction of several new pacing and defibrillator products. Medtronic has added additional sales people to help support these new products and the Company has received additional orders above Medtronic's expected sell-through for the period. The Company expects the increased sales levels to Medtronic to continue through February 1999 before falling back to their normal sell-through levels as Medtronic completes its inventory build in support of these new activities.

Contract manufacturing sales were $568,003 in 1998 compared to $365,397 in 1997, representing an increase of $202,606 or 55.5%. This increase is primarily due to the Company's existing customer increasing the size of its orders in 1998 compared to 1997 and the addition of another contract manufacturing customer during the second quarter of 1998.

Sales of the Company's fiber optic pressure sensing catheter and monitor transducer products were $2,709,039 in 1998, compared to $2,739,111 in 1997, representing a decrease of $30,072 or 1.1%. Monitor sales decreased from $1,957,872 in 1997 to $1,459,416 in 1998, representing a decline of $498,456 or
25.5%. Catheter sales increased from $731,174 in 1997 to $1,137,477 in 1998, representing an increase of $406,303 or 55.6%. Accessory and service sales increased from $50,065 in 1997 to $112,146 in 1998. While the Company has been pleased with the steady growth in its catheter sales, it has been disappointed with the slow rate of growth in its monitor sales. The Company had expected an increase in monitor sales during the second half of the year due to the large number of leads from major shows that were held late in the second quarter, but these sales did not materialize.

Consequently, the Company has embarked on a significant change in its distribution strategy for its LuMax products. The Company has been selling the LuMax System through an independent sales force since 1995 and added regional managers in early 1997 to oversee sales activities. This strategy has not produced the growth rate in sales anticipated by the Company. In April 1998, the Company hired a new Vice President of Sales & Marketing whose initial responsibilities were to evaluate the results and the market opportunities associated with the LuMax System. As a result of this evaluation, the Company decided to engage its own direct sales force to market the LuMax System. The Company terminated its contracts with the independent sales representatives effective December 31, 1998. Termination of the independent sales representatives resulted in disappointing fourth quarter monitor sales compared to last year. The Company has hired nine of the individuals for the ten direct sales positions and a national sales meeting will be held in January to train them. The Company expects that monitor sales in the first quarter of 1999 will be less than the same quarter of 1998 due to lack of experience and training related to the new direct sales employees.

GROSS PROFIT ON SALES
Gross profit as a percentage of sales by category for the years ended December 31, 1998 and 1997 was as follows:

                                               1998         1997
-----------------------------------------   ----------   ----------
Introducers and contract manufacturing         49.7%        52.5%
Fiber optic products                           30.1         31.7
-----------------------------------------   ----------   ----------
     Total gross profit percent                43.1%        44.6%
=========================================   ==========   ==========

The decrease in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to price concessions passed along to Medtronic at the end of 1997 in order to respond to competitive pressures it was experiencing in the market place.

The decrease in the gross profit percentage on fiber optic products was primarily due to two factors: first, monitor sales, which carry a higher margin than catheter and accessory sales, were lower in 1998 compared to 1997; second, because monitor sales were lower, overall catheter sales were also lower than expected and the Company was not able to utilize its capacity as anticipated. The Company expects gross profit in the Fiber Optic business to improve in the future as the Company increases sales and better utilizes its capacity.

RESEARCH AND DEVELOPMENT
Total research and development expenditures were $632,292, or 7.9% of sales in 1998, compared to $510,953, or 7.1% of sales in 1997. Research and development expenditures for the Vascular Delivery Systems business unit were $199,973 for 1998, compared to $105,391 in 1997, representing an increase of 94,582 or 89.7%. The Company has been working on a number of projects for Medtronic and is also working on several new introducer products. The Company expects spending on research and development to further increase in 1999.

Research and development expenditures for the Fiber Optic business unit were $432,319 for 1998, compared to $405,562 in 1997, representing an increase of 26,757 or 6.6%. The Company is near completion on the development of the LuMax Interface System as well as a new lower cost catheter. The Company continues to explore product enhancements and new technologies and expects to increase research and development spending in 1999.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased from $2,780,203 or 38.8% of sales in 1997 to $2,913,204 or 36.3% of sales in 1998. Sales and marketing expenses increased $64,370 in 1998 compared to 1997. The Company saw a decline in commission expense and samples and demos expense, which was offset by recruiting fees for the new direct sales employees and increased salary expense. General and administrative expenses increased $68,630 in 1998 compared to 1997. This increase was due to ISO 9000 certification expenses and salary adjustments.

NET LOSS
As a result of the above, the Company incurred a net loss of $143,799 or $.03 per share in 1998, compared to a net loss of $145,566 or $.04 per share in 1997. Inflation has not had a material impact on the Company's revenues or earnings. The Company expects losses to continue at least through the first quarter of 1999 as it incurs the cost to transition to a direct sales force.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 1998, the Company had unrestricted cash and cash equivalents and investments of $1,022,055, compared to $1,102,490 as of December 31, 1997. Net cash used in operating activities during the year ended December 31, 1998 was $65,357, consisting primarily of a net loss of $143,799, adjusted for non-cash items of depreciation and amortization of $464,766, less a net change in operating assets and liabilities of $386,324.

Net cash used in investing activities in 1998 was $246,422, consisting primarily of the net sale of investments totaling $20,000, the acquisition of property and equipment for $251,484, and the addition to patent rights of $14,938.

Net cash provided by financing activities was $231,344, consisting primarily of payments on the Company's capital lease obligations of $41,503, payments on a note payable to a customer of $2,822, and additional borrowings on the line of credit of $275,669.

On June 17, 1998, the Company signed a one-year extension through June 30, 1999 on its revolving line of credit with a financial institution. The line was increased from $1,200,000 to $1,500,000 and the agreement calls for interest at the rate of 1.00% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets. The Company anticipates that it will be able to extend the line of credit when it expires in June 1999. If the financial institution decides not to extend the agreement, additional capital may be required to fund 1999 operations and capital expenditure requirements. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities. If the Company is unable to obtain financing when required, the Company could be forced to curtail its operations.

As of December 31, 1998, the Company's current assets exceeded current liabilities by $1,890,029, with a current ratio of 2.2 to 1, compared to working capital of $1,859,102 or a current ratio of 2.2 to 1 as of December 31, 1997. Accounts receivable increased from $1,004,939 as of December 31, 1997 to $1,141,302 as of December 31, 1998, an increase of $136,363. This increase was primarily due to higher sales levels in 1998 over 1997. Receivables, as a percentage of sales, remained constant at about 14% for both periods. Inventory increased from $1,170,289 as of December 31, 1997 to $1,314,726 as of December 31, 1998, an increase of $144,437. This increase is primarily due to inventory acquired to support the sales of the AccuDexa Bone Densitometer System. The Company purchased a number of these systems in 1998 as part of a program to distribute the product for Schick Technologies, Inc. The Company has elected to discontinue distribution of this product and plans to sell off the remaining systems in the current year. Accounts payable decreased from $607,029 as of December 31, 1997 to $394,385 as of December 31, 1998, a decrease of $212,644. The Company has seen a drop in accounts payable as a percentage of inventory over the past 3 years, primarily due to phasing out a favorable consignment arrangement with Medtronic. Finally, notes payable to bank increased from $659,240 as of December 31, 1997 to $934,909 as of December 31, 1998, an
increase of $275,669.

At December 31, 1998, the Company had income tax carryforwards of net operating losses (NOL's) of approximately $5,635,000 and research and development credit carryforwards of approximately $219,000. At December 31, 1998, the Company's net deferred tax assets, totaling approximately $2,662,000, have been fully offset by a valuation allowance due to their uncertainty of realization. Realization of these deferred tax assets is dependent upon sufficient future taxable income during the period the deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The Company has investigated the Year 2000 issue (Y2K) and how it will impact the Company. The following is a summary of the investigation and progress to date.

INFORMATION TECHNOLOGY SYSTEMS
o During 1997, the Company purchased, from a worldwide supplier and developer of information systems, an enterprise-wide software information system with written assurance from the developer that the system will correctly function across the year 2000. The system cost $115,000 and was purchased primarily because the Company needed a much stronger information system to run its business. The Y2K compliance issue of the system was an added benefit during the decision making process.
o The Company regularly budgets 10-15 new computer purchases each year in order to keep its computers current. The new computers typically replace the oldest computers and the old computers are discarded. The Company budgeted 10 new computers to be purchased by June 1999, at a total cost of $22,000. The Company believes that with the purchase of these 10 computers, substantially all of its computers will be Y2K compliant. To the extent that one or several computers are not Y2K compliant, the Company believes that it will not have a material adverse effect on operations.
o The Company upgraded all of its computer users to Microsoft Office 97 in 1998. According to Microsoft, the Microsoft Office 97 products are all Y2K compliant. The total cost of this upgrade was approximately $3,000.

INTERNAL EQUIPMENT/MACHINES
o The Company has compiled a list of internal equipment and machines that may have embedded chips which could be subject to the Y2K problem. The Company has assigned employees to evaluate each piece of equipment and plans to have all Y2K issues identified by March 31, 1999. Once any Y2K issues are identified, the Company plans to work towards bringing these pieces of equipment into compliance by July 1, 1999. The estimated total cost of bringing this equipment into Y2K compliance is $15,000.

COMPANY PRODUCTS
o During 1998, the Company reviewed all of the products it develops, markets and sells and believes that its products are Y2K compliant.

MATERIAL THIRD PARTIES
o The Company will be sending out Y2K compliance letters to all of its suppliers by March 31, 1999. The Company does not conduct any business with its suppliers using EDI technology, so the primary risk associated with its suppliers is in their ability to deliver materials to the Company in a timely manner. Because of the diversity of sources available for the Company's raw materials and subassemblies, the Company believes that any Y2K issues will not have a material impact. If the Company's suppliers have difficulty overcoming the Y2K issue and are unable to ship supplies in a timely manner, the Company may have to build higher inventories at the end of the year or risk slower deliveries in the first quarter of 2000.
o The Company conducts all of its banking (disbursements, lockbox, investments, credit line) with Norwest Bank Minnesota, N.A. The Company has contacted Norwest Bank to determine its Y2K readiness. The Company was informed that Norwest is ready for the year 2000 and will be confirming this in writing. If Norwest is not Y2K compliant by the year 2000, the Company would have difficulty in transacting business with its customers and its vendors.

Overall the Company believes that Y2K issues will not have a material adverse effect on the Company's financial position, operations or cash flow; however, there can be no assurance that such will be the case.

Forward-looking statements contained in this annual report on Form 10-KSB, including without limitation in Management's Discussion and Analysis and in Mr. Hartman's letter to shareholders, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: inability to attract and retain key personnel; delays in new product launches; lack of market acceptance of the Company's products; failure of the interface box to perform as expected; introduction of competitive products; patent and government regulatory matters; inability to attract effective sales representatives and/or unsatisfactory performance by sales representatives; and the Risk Factors included in Form 8-K filed with the Securities and Exchange Commission on November 13, 1996.

ITEM 7.  FINANCIAL STATEMENTS

The Independent Auditor's Report for the years ended December 31, 1998 and 1997 is included as Exhibit 23.2 attached hereto.

                                 BALANCE SHEETS

                                                                                     DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                                     ----------------------------------------
ASSETS (Note 6)
CURRENT ASSETS:
     Cash and cash equivalents                                                             $ 1,022,055           $ 1,102,490
     Accounts receivable, less allowance for doubtful accounts of
        $25,231 and $2,050, respectively (Note 9)                                            1,141,302             1,004,939
     Inventories (Note 3)                                                                    1,314,726             1,170,289
     Prepaid expenses and other assets                                                          53,945                96,423
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                         3,532,028             3,374,141
-----------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT: (Note 7)
     Equipment                                                                               2,130,171             1,942,072
     Office furniture, fixtures and computers                                                  566,191               502,806
     Leasehold improvements                                                                    363,950               363,950
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             3,060,312             2,808,828
     Less accumulated depreciation and amortization                                         (2,382,686)           (1,940,914)
-----------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                     677,626               867,914
-----------------------------------------------------------------------------------------------------------------------------

LONG-TERM INVESTMENTS, RESTRICTED (Note 2)                                                           0                19,296

PATENT RIGHTS, net of accumulated amortization of
   $147,313 and $124,319, respectively                                                          10,146                18,202
============================================================================================================================
TOTAL ASSETS                                                                               $ 4,219,800           $ 4,279,553
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank (Note 6)                                                         $   934,909           $   659,240
     Accounts payable                                                                          394,385               607,029
     Accrued expenses (Note 4)                                                                 273,458               208,112
     Current installments of note payable to customer (Note 6)                                       0                 2,822
     Current installments of capital lease obligations (Note 7)                                 39,247                37,836
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                    1,641,999             1,515,039
-----------------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments (Note 7)                               4,276                47,190

-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                            1,646,275             1,562,229
-----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY: (Note 8)
     Preferred stock-undesignated, authorized 1,000,000 shares                                       0                     0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,112,274 shares in 1998 and 1997                                           41,123                41,123
     Additional paid-in capital                                                              8,578,142             8,578,142
     Accumulated deficit                                                                    (6,045,740)           (5,901,941)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                   2,573,525             2,717,324
============================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 4,219,800           $ 4,279,553
============================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS

                            STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                                           1998                  1997
----------------------------------------------------------------------------------------------

Net sales (Note 9)                                          $ 8,031,770           $ 7,172,786
Cost of sales                                                 4,571,497             3,976,791
----------------------------------------------------------------------------------------------
GROSS PROFIT                                                  3,460,273             3,195,995
----------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                   632,292               510,953
     Selling, general and administrative                      2,913,204             2,780,203
----------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                      3,545,496             3,291,156
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
OPERATING LOSS                                                  (85,223)              (95,161)
----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                           (92,976)              (80,765)
     Interest income                                             43,845                48,796
     Other                                                       (9,445)              (18,436)
----------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                    (58,576)              (50,405)
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
NET LOSS                                                    $  (143,799)          $  (145,566)
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE                 $     (0.03)          $     (0.04)
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    4,112,274             4,090,811
----------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                             Common Stock                Additional
                                                     ------------------------------       Paid-In       Accumulated
YEARS ENDED DECEMBER 31, 1998 AND 1997                    Shares          Amount          Capital         Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                            4,066,774        $ 40,668     $ 8,515,636     $(5,756,375)      $2,799,929
Stock options exercised                                     44,075             441          59,492               0           59,933
Common stock issued as sales incentive                       1,425              14           3,014               0            3,028
Net loss for the year ended December 31, 1997                    0               0               0        (145,566)        (145,566)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                            4,112,274        $ 41,123     $ 8,578,142     $(5,901,941)      $2,717,324
Net loss for the year ended December 31, 1998                    0               0               0        (143,799)        (143,799)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                            4,112,274        $ 41,123     $ 8,578,142     $(6,045,740)      $2,573,525
====================================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                                                                    1998             1997
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                         $ (143,799)      $ (145,566)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                                  464,766          485,066
          Interest added to investments                                                                     (704)          (1,397)
          Common stock issued as sales incentive                                                               0            3,028
          Changes in operating assets and liabilities:
               Accounts receivable                                                                      (136,363)         341,350
               Inventories                                                                              (144,437)          33,083
               Prepaid expenses and other assets                                                          42,478          (36,123)
               Accounts payable                                                                         (212,644)        (502,611)
               Accrued expenses                                                                           65,346           33,713
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                      (65,357)         210,543
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                                (251,484)        (189,115)
     Additions to patent rights                                                                          (14,938)          (5,687)
     Purchases of available-for-sale marketable securities, including reinvestment
       of securities which matured                                                                             0          (19,011)
     Sales of available-for-sale marketable securities, including sales of securities
       which matured                                                                                      20,000           30,000
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                   (246,422)        (183,813)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                     (41,503)         (52,013)
     Proceeds from exercise of stock options                                                                   0           59,933
     Proceeds from (payments on) note payable to bank                                                    275,669         (123,543)
     Payments on note payable to customer                                                                 (2,822)         (14,400)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                      231,344         (130,023)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                (80,435)        (103,293)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                           1,102,490        1,205,783
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                                $1,022,055       $1,102,490
----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                                                           $   92,133       $   82,782
----------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

NATURE OF BUSINESS MedAmicus, Inc. (the "Company") is a medical products company that consists of two distinct business units: The Fiber Optic business unit and the Vascular Delivery Systems business unit.

The Fiber Optic business unit is engaged in the following activities:
o The design, development, manufacture and marketing of a pressure measurement system utilizing a proprietary fiber optic transducer for measuring and monitoring physiological pressures in the human body, referred to herein as the LuMax(TM) System.

The Vascular Delivery Systems business unit is engaged in the following activities:
o The manufacture and marketing of a percutaneous vessel introducer and the design and development of related vascular delivery products.
o The manufacture of medical devices and components for other medical product companies on a contract basis.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that value:

o CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of these instruments.
o MARKETABLE SECURITIES: The fair values of these investments are estimated based on quoted market prices for these or similar instruments. At December 31, 1997, the fair value of the Company's marketable securities approximated their carrying value.
o NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS: The fair value of the Company's notes payable and capital lease obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 1998 and 1997, the fair value of the Company's notes payable and capital lease obligations approximated their carrying value.

CASH EQUIVALENTS Cash equivalents consist of highly liquid investments with an original maturity of three months or less. The Company maintains its cash in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORIES Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over a period of three to seven years. Leasehold improvements are amortized over the term of the lease. Repair and maintenance costs are charged to operations as incurred. The Company periodically reviews the utilization of its long-lived assets in its business for impairment. To date, management has determined that no impairment of long-lived assets exists.

PATENT RIGHTS Patent rights, which are amortized over a five-year period, include costs incurred by the Company to secure patents for technology that the Company has developed.

INCOME TAXES Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RESEARCH AND DEVELOPMENT EXPENDITURES The Company's research and development expenditures are expensed as incurred.

BASIC AND DILUTED NET LOSS PER SHARE Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. As described in Note 8, at December 31, 1998 and 1997, the Company had options and warrants outstanding to purchase a total of 1,022,550 and 1,018,941 shares of common stock, respectively, at a weighted average exercise price of approximately $3.73 and $3.81, respectively. However, because the Company has incurred a loss in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, basic and diluted loss per-share amounts are the same in each period presented.

SEGMENT INFORMATION Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 superseded SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did require the disclosure of segment information. See Note 11 for disclosures about the Company's operating segments.

REPORTING COMPREHENSIVE INCOME As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities and certain other items, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the Company, reporting comprehensive income would be equivalent to reporting operating results in the statement of operations.

--------------------------------------------------------------------------------
2.  MARKETABLE SECURITIES
--------------------------------------------------------------------------------

Long-term investments as of December 31, 1997, consisted of a U.S. Treasury bill that matured in September 1998. The Treasury bill was recorded as long-term because it was pledged as collateral to a capital lease through November 1999 (See Note 7). The leasing company released the Treasury bill as collateral in September 1998 due to the Company's good payment history with them. Investments are recorded at cost plus accrued interest earned. The Company recognizes interest income on U.S. Treasury bills on a straight-line basis over the term of the securities. Due to the short-term maturity of the Company's marketable securities, the market value approximates their carrying value. Therefore, no unrealized gains or losses for available-for-sale marketable securities have been recorded in either 1998 or 1997.

--------------------------------------------------------------------------------
3.  INVENTORIES
--------------------------------------------------------------------------------

INVENTORIES AT DECEMBER 31, 1998 AND 1997 CONSISTED OF THE FOLLOWING:

                                                    1998                 1997
------------------------------------------------------------------------------
Purchased parts and subassemblies             $  737,375           $  638,542
Work in process                                  274,289              238,042
Finished goods                                   303,062              293,705
------------------------------------------------------------------------------
                                              $1,314,726           $1,170,289
==============================================================================


--------------------------------------------------------------------------------
4.       ACCRUED EXPENSES
--------------------------------------------------------------------------------

ACCRUED EXPENSES AT DECEMBER 31, 1998 AND 1997 CONSISTED OF THE FOLLOWING:

                                                1998                     1997
------------------------------------------------------------------------------
Compensation                                $166,980                 $127,224
Other                                        106,478                   80,888
------------------------------------------------------------------------------
                                            $273,458                 $208,112
==============================================================================

--------------------------------------------------------------------------------
5.  INCOME TAXES
--------------------------------------------------------------------------------

At December 31, 1998, the Company had carry-forwards of net operating losses (NOL's) of approximately $5,635,000 and research and development credit carry-forwards of approximately $219,000 for income tax purposes. These carry-forwards are available to offset future taxable income and related income taxes, respectively, and expire as follows:




                                                      NET         RESEARCH AND
                                                OPERATING      DEVELOPMENT TAX
YEAR OF EXPIRATION                                 LOSSES              CREDITS
-------------------------------------------------------------------------------
2002                                           $   15,000             $  1,000
2003                                               90,000                3,000
2004                                              200,000                5,000
2005                                              285,000                3,000
2006                                              275,000               10,000
2007                                              670,000               28,000
2008                                            1,300,000               55,000
2009                                            1,170,000               36,000
2010                                              664,000               13,000
2011                                              966,000               16,000
2012                                                    0               23,000
2013                                                    0               26,000
-------------------------------------------------------------------------------
                                               $5,635,000             $219,000
===============================================================================

The appropriate tax effect of each type of temporary difference and carry-forward is:

                                                        1998             1997
------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carry-forwards           $2,141,000        $2,161,000
     Depreciation                                   197,000           162,000
     Vacation accrual                                26,000            27,000
     Inventory                                       22,000             1,000
     Other                                           57,000            43,000
     Tax credit carry-forwards                      219,000           193,000
------------------------------------------------------------------------------
                                                 $2,662,000        $2,587,000
Less valuation allowance                         (2,662,000)       (2,587,000)
------------------------------------------------------------------------------
          NET DEFERRED TAX ASSETS                        $0                $0
==============================================================================

Due to the uncertainty surrounding the realization and timing of the benefits resulting from its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. A reconciliation of the valuation allowance for deferred tax assets is as follows:

                                                          1998            1997
-------------------------------------------------------------------------------
Valuation allowance at beginning of the year        $2,587,000      $2,503,000
Addition to allowance                                   75,000          84,000
-------------------------------------------------------------------------------
VALUATION ALLOWANCE AT END OF THE YEAR              $2,662,000      $2,587,000
===============================================================================

The total tax benefit differs from the expected tax benefit, computed by applying the federal statutory rate to the Company's net loss as follows:

                                                           1998           1997
-------------------------------------------------------------------------------
Expected income tax benefit                           $(50,000)       $(51,000)
Effect of net operating loss and tax credit
carryforwards with no current benefit                   80,000          79,000
State income taxes                                      (4,000)         (5,000)
Income tax credits                                     (26,000)        (23,000)
-------------------------------------------------------------------------------
NET TAX BENEFIT                                             $0              $0
===============================================================================


--------------------------------------------------------------------------------
6.  NOTES PAYABLE
--------------------------------------------------------------------------------

NOTE PAYABLE TO BANK On June 17, 1998, the Company signed a one-year extension through June 30, 1999 on its revolving line of credit with a financial institution. The line was increased from $1,200,000 to $1,500,000 and the agreement calls for interest at the rate of 1.00% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The borrowing base requirement is affected if the Company's balance in its bank account falls below $300,000. The line is secured by substantially all of the Company's assets. The agreement also requires the Company to meet certain financial covenants. Outstanding borrowings under the agreement were $934,909 at December 31, 1998.

NOTE PAYABLE TO CUSTOMER On May 14, 1991, the Company entered into a $100,000 non-interest bearing note payable agreement with a customer. The agreement called for quarterly payments commencing May 1, 1992. In February 1993, the customer agreed to defer payments for one year. On January 1, 1994, the Company commenced payments at the rate of $1,200 per month that continued until the loan was retired in February 1998.

--------------------------------------------------------------------------------
7.  LEASES
--------------------------------------------------------------------------------

The Company is obligated under capital lease agreements for equipment. Future minimum payments under capital leases are as follows:

YEARS ENDING DECEMBER 31,                                              AMOUNT
-------------------------                                              ------
1999                                                                   42,458
2000                                                                    3,720
2001                                                                      620
------------------------------------------------------------------------------
Total minimum lease payments                                           46,798
Less amounts representing interest imputed at 11% to 17.9%              3,275
------------------------------------------------------------------------------
Present value of net minimum lease payments                            43,523
Less current installments                                              39,247
------------------------------------------------------------------------------
                                                                       $4,276
==============================================================================

Capital leases are secured by the equipment underlying the lease.

Equipment under capital leases as of December 31, 1998 and 1997 are as follows:

                                                      1998             1997
----------------------------------------------------------------------------
Equipment                                        $132,768          $128,589
Less accumulated amortization                     (99,069)          (55,845)
----------------------------------------------------------------------------
                                                  $33,699           $72,744
============================================================================

The Company leases its office and manufacturing facility under an operating lease that expires in April 2000 with a monthly base rent of approximately $9,800. Operating expenses and real estate taxes are paid by the Company. The Company also leases certain office equipment under operating leases. Future minimum payments under operating leases are as follows:

YEARS ENDING DECEMBER 31,                                               AMOUNT
-------------------------                                               ------
1999                                                                  $125,000
2000                                                                    46,000
2001                                                                     7,000
2002                                                                     7,000
2003                                                                     7,000
Thereafter                                                               3,000
------------------------------------------------------------------------------
TOTAL MINIMUM LEASE PAYMENTS                                          $195,000
==============================================================================

Total rent expense, including operating expenses and real estate taxes, was approximately $172,000 and $179,000, respectively, for the years ended December 31, 1998 and 1997.

--------------------------------------------------------------------------------
8.  SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

WARRANTS In connection with both stock and debt offerings, as well as several consulting arrangements, the Company has issued warrants to purchase the Company's common stock. On November 16, 1998, the Company extended the expiration date on the warrants associated with the investment agreement with Empi and the 1994 private placement (376,395 shares) for three years. The warrants outstanding as of December 31, 1998 are summarized in the table below:

EVENT                                                                        # SHARES          PRICE     EXPIRE
-----------------------------------------------------------------------------------------------------------------
Private placement 1994 (placement agent)                                       30,313         $4.490    01/20/99
Private placement 1996 (placement agent)                                      107,000         $3.900    01/20/99
Non-employee consultant                                                         2,000         $3.000    02/08/99
Private investors note payable                                                 50,000         $1.500    07/29/99
Private investors note payable (investment advisor)                             5,517         $1.500    08/03/99
Private stock purchase 1994 (investment advisor)                                8,000         $2.500    10/06/99
Private investors note payable amendment                                       30,000         $1.500    12/30/99
Private investors note payable amendment (investment advisor)                   4,483         $1.500    12/30/99
Private stock purchase 1995 (investment advisor)                               10,667         $1.875    01/27/00
Investment agreement with Empi                                                 66,845         $5.610    01/20/02
Private placement 1994                                                        309,550         $5.610    01/20/02
Non-employee consultant                                                         7,500         $2.560    02/25/02
-----------------------------------------------------------------------------------------------------------------
TOTAL  OUTSTANDING                                                            631,875
-----------------------------------------------------------------------------------------------------------------

STOCK OPTIONS The Company has three stock option plans: the 1989 Incentive Plan, the 1991 Non-Qualified Plan and the 1996 Non-Employee Director and Medical Advisory Board Plan. Under the three plans, a maximum of 780,000 options have been designated for grant at prices not less than 85% of fair market value at date of grant if a non-qualified option, or 100% if an incentive option as defined under the Internal Revenue Code. Options vest over periods ranging from two years to five years and the options expire over periods ranging from six to fifteen years after the date of grant. On November 18, 1998, the Board of Directors voted to re-price options outstanding under the Incentive Plan that were priced over $1.50 per share down to $1.50 per share. The market price of the stock on November 18, 1998 was $1.00 per share. The Company re-priced a total of 236,175 options.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                             1998          1997
--------------------------------------------------------------------------------
Net loss - as reported                                 $ (143,799)   $ (145,566)
Net loss - pro forma                                   $ (195,895)   $ (189,513)
Basic and diluted net loss per share - as reported         $ (.03)       $ (.04)
Basic and diluted net loss per share - pro forma           $ (.05)       $ (.05)
--------------------------------------------------------------------------------

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997:

                                                     1998                1997
------------------------------------------------------------------------------
Expected dividend yield                                $0                  $0
Expected stock price volatility                     41.8%               43.6%
Risk-free interest rate                              5.4%                6.3%
Expected life of options (years)                        7                   5
------------------------------------------------------------------------------
Weighted average fair value of options
granted/re-priced                                    $.29               $1.18
------------------------------------------------------------------------------

Additional information relating to all outstanding options, without giving effect to the re-pricing discussed above, as of December 31, 1998 and 1997 is as follows:

                                                ---------------------------------- -----------------------------------
                                                              1998                                1997
                                                ---------------------------------- -----------------------------------
                                                                   WEIGHTED AVG                        WEIGHTED AVG
                                                     SHARES       EXERCISE PRICE        SHARES        EXERCISE PRICE
                                                ----------------- ---------------- ----------------- -----------------
Options outstanding, beginning of year               371,233            $2.63           376,291            $2.51
Options granted                                      147,075             2.41            84,600             2.63
Options exercised                                          0             0.00           (44,075)            1.36
Options surrendered                                 (127,633)            2.99           (45,583)            2.94
----------------------------------------------- ----------------- ---------------- ----------------- -----------------
Options outstanding, end of year                     390,675            $2.43           371,233            $2.63
Options available for grant at end of year           185,350                            220,625
----------------------------------------------- ----------------- ---------------- ----------------- -----------------
     Total reserved shares                           576,025                            591,858
----------------------------------------------- ----------------- ---------------- ----------------- -----------------

Of the options outstanding at December 31, 1997, 186,789 were exercisable at a weighted average price of $2.19 per share.

When adjusted to reflect the re-pricing, the above table is modified as follows:

                                                --------------------------------
                                                              1998
                                                --------------------------------
                                                                   WEIGHTED AVG
                                                     SHARES       EXERCISE PRICE
                                                ----------------- --------------
Options outstanding, beginning of year               371,233            $1.72
Options granted                                      147,075             1.53
Options exercised                                          0             0.00
Options surrendered                                 (127,633)            1.61
----------------------------------------------- ----------------- --------------
Options outstanding, end of year                     390,675            $1.66
Options available for grant at end of year           185,350
----------------------------------------------- ----------------- --------------
     Total reserved shares                           576,025
----------------------------------------------- ----------------- --------------

The following table summarizes information about stock options as re-priced and outstanding at December 31, 1998:

                                       --------------------------------------- ---------------------------------------
                                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
----------------------- -------------- --------------------------------------- ---------------------------------------
                                          Weighted Avg
                           Number          Remaining                                 Number
Range of Exercise        Outstanding    Contractual Life      Weighted Avg       Exercisable at       Weighted Avg
Prices                   at 12/31/98         (Yrs)           Exercise Price         12/31/98         Exercise Price
----------------------- -------------- ------------------- ------------------- ------------------- -------------------
    $ .81 - $1.49              99,400          6.8                $1.22                80,900             $1.27
    $1.50 - $2.40             236,275          6.0                $1.50                59,900             $1.50
    $2.41 - $4.00              55,000          5.2                $3.14                42,484             $3.14
----------------------- -------------- ------------------- ------------------- ------------------- -------------------
    $ .81 - $4.00             390,675          6.1                $1.66               183,284             $1.78
----------------------- -------------- ------------------- ------------------- ------------------- -------------------


--------------------------------------------------------------------------------
9.  SIGNIFICANT CUSTOMER
--------------------------------------------------------------------------------

The Company extends unsecured credit to customers primarily in the United States. For the years ended December 31, 1998 and 1997, one customer accounted for 55% and 51% of sales, respectively. This customer accounted for 61.5% of accounts receivable as of December 31, 1998 and 33% as of December 31, 1997.

--------------------------------------------------------------------------------
10.  RETIREMENT PLAN
--------------------------------------------------------------------------------

The Company has a profit sharing plan (the Plan) classified as a defined contribution plan and qualifying under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company matches 10% of an employee's contribution provided the employee's contribution does not exceed 5% of the employee's compensation. Matching contributions for the years ended December 31, 1998 and 1997 were $7,910 and $6,884, respectively. The Company's Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan's inception.

--------------------------------------------------------------------------------
11.  SEGMENT AND RELATED INFORMATION
--------------------------------------------------------------------------------

The Company has two primary business units that comprise the internal reporting structure for its management. These business units are the Vascular Delivery Systems business unit and the Fiber Optic business unit which are defined below. The Company allocates its general and administrative expenses, as well as interest income, interest expense and other expenses evenly across both business units.

VASCULAR DELIVERY SYSTEMS: This business segment consists of business activities related to the development, manufacture and sale of vascular delivery products, on an OEM basis, primarily to Medtronic and several other contract manufacturing customers.

FIBER OPTIC: This business segment consists of business activities related to the development, manufacture and sale of the Company's LuMax Cystometry System and related supplies and accessories.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

1998                                          VASCULAR DELIVERY
                                                        SYSTEMS                FIBER OPTIC                      TOTAL
------------------------------------- -------------------------- -------------------------- --------------------------
Revenues                                             $5,322,731                 $2,709,039                 $8,031,770
Segment profit (loss)                                 1,868,597                 (2,012,396)                  (143,799)
Total assets                                          2,028,191                  2,191,609                  4,219,800
Capital expenditures                                     95,398                    156,086                    251,484
Depreciation and amortization                           141,654                    323,112                    464,766
Interest expense                                         46,488                     46,488                     92,976
Interest income                                          21,923                     21,922                     43,845

1997                                          VASCULAR DELIVERY
                                                        SYSTEMS                FIBER OPTIC                      TOTAL
------------------------------------- -------------------------- -------------------------- --------------------------
Revenues                                             $4,433,675                 $2,739,111                 $7,172,786
Segment profit (loss)                                 1,677,073                 (1,822,639)                  (145,566)
Total assets                                          2,096,668                  2,182,885                  4,279,553
Capital expenditures                                     14,650                    174,465                    189,115
Depreciation and amortization                           182,284                    302,782                    485,066
Interest expense                                         40,383                     40,382                     80,765
Interest income                                          24,398                     24,398                     48,796

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 concerning the executive officers and directors of the Company is incorporated herein by reference to pages 3 through 6 of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to pages 6 and 7 of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated herein by reference to pages 2 and 3 of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

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

                                    MEDAMICUS, INC.

Date:  March 3, 1999                       By:  /s/ James D. Hartman
                                           President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


---------------------------------------- ----------------------------------------------- -----------------------------
NAME                                     TITLE                                                       DATE
---------------------------------------- ----------------------------------------------- -----------------------------

---------------------------------------- ----------------------------------------------- -----------------------------
/s/ James D. Hartman                     President and Chief Executive Officer                      3/3/99
---------------------------------------- ----------------------------------------------- -----------------------------
                                         Principal Financial and Accounting Officer
---------------------------------------- ----------------------------------------------- -----------------------------
                                         Director
---------------------------------------- ----------------------------------------------- -----------------------------

---------------------------------------- ----------------------------------------------- -----------------------------
/s/ Richard W. Kramp                     Director                                                   3/3/99
---------------------------------------- ----------------------------------------------- -----------------------------

---------------------------------------- ----------------------------------------------- -----------------------------
/s/ Richard L. Little                    Director                                                   3/3/99
---------------------------------------- ----------------------------------------------- -----------------------------

---------------------------------------- ----------------------------------------------- -----------------------------
/s/ Richard F. Sauter                    Director                                                   3/3/99
---------------------------------------- ----------------------------------------------- -----------------------------

                                  EXHIBIT INDEX

  EXHIBIT #    DESCRIPTION                                                                            PAGE
----------------------------------------------------------------------------------------------------------
     3.1       Articles of Incorporation of the Company (incorporated by
               reference to Exhibit 3.1 to the Company's Registration Statement
               on Form S-18 [File No. 33-42112C]).

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

    *10.4 MedAmicus, Inc. 1991 Non-Statutory Stock Option Plan, restated to reflect amendments dated December 18, 1991 (incorporated by reference to Exhibit 10.7 to the Company's annual report on Form
               10-KSB for the year ended December 31, 1991).

    *10.5 MedAmicus, Inc. Stock Option Incentive Plan, restated to reflect amendments dated December 18, 1991, amendments approved by shareholders on April 21, 1994, and amendments approved by shareholders on April 24, 1997 (incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-KSB for the year ended December 31, 1997).

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

  EXHIBIT #    DESCRIPTION                                                                            PAGE
----------------------------------------------------------------------------------------------------------
    10.11      Promissory Note, dated May 14, 1991, to Davol Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration
               Statement on Form S-18 [File No. 33-42112C]).

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

    10.23 International Distribution Agreement, by and between the Company and NICOLAI, dated as of January 1, 1995 (incorporated by reference to Exhibit 10.23 to the Company's annual report on Form
               10-KSB for the year ended December 31, 1994).

    10.24 Addendum to Supply Agreement, dated August 1, 1994, by and between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.24 to the Company's annual report on Form
               10-KSB for the year ended December 31, 1994).

  EXHIBIT #    DESCRIPTION                                                                            PAGE
----------------------------------------------------------------------------------------------------------
    10.25      Credit and Security Agreement, dated March 5, 1996, by and between the Company and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form
               10-KSB for the year ended December 31, 1995).

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

    10.32 Second amendment to credit and security agreement, dated May 21, 1998, between the Company and Norwest Credit, Inc (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1998).

    10.33 Third amendment to credit and security agreement, dated June 17, 1998, between the Company and Norwest Credit, Inc (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1998).

    10.34 Revolving note agreement, dated June 17, between the Company and Norwest Credit, Inc (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1998).

    21.1       Subsidiaries of the Registrant.  None.

    23.1       Consent of McGladrey & Pullen, LLP.

    23.2       Independent Auditor's Report for the years ended December 31,
               1997 and 1998.

* Indicates a management contract or compensatory plan or arrangement.