Form 10QSB
period 1999-03-31
MEDAMICUS INC
filed 1999-04-23
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of Registrant's Common Stock outstanding on March 31, 1999 was 4,112,274

Transitional Small Business Disclosure Format. Yes ___ No _X_

                                 MEDAMICUS, INC.
                                      INDEX


--------------------------------------------------------------------------------
                                                                          Page #
--------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Balance Sheets as of March 31, 1999 and December 31, 1998                  3
  Statements of Operations for the three months ended March 31, 1999
    and 1998                                                                 4
  Statement of Shareholders' Equity for the three months ended March
    31, 1999                                                                 4
  Statements of Cash Flows for the three months ended March 31, 1999
    and 1998                                                                 5
  Condensed Notes to the Financial Statements                               6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                               7-10

PART II. OTHER INFORMATION

ITEM 6(b). REPORTS ON FORM 8-K                                               10

                           BALANCE SHEETS (UNAUDITED)

                                                                              MARCH 31, 1999    DECEMBER 31, 1998
                                                                              -----------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $     968,655       $   1,022,055
     Accounts receivable                                                           1,097,595           1,141,302
     Inventories                                                                   1,341,667           1,314,726
     Prepaid expenses and other assets                                                58,439              53,945
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               3,466,356           3,532,028
-----------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                     2,217,383           2,130,171
     Office furniture, fixtures and computers                                        582,361             566,191
     Leasehold improvements                                                          365,800             363,950
-----------------------------------------------------------------------------------------------------------------
                                                                                   3,165,544           3,060,312
     Less accumulated depreciation and amortization                               (2,484,294)         (2,382,686)
----------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                           681,250             677,626
-----------------------------------------------------------------------------------------------------------------

PATENT RIGHTS, net of accumulated amortization of
   $147,944 and $147,313, respectively                                                 9,980              10,146
=================================================================================================================
TOTAL ASSETS                                                                   $   4,157,586       $   4,219,800
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                                      $     895,038       $     934,909
     Accounts payable                                                                290,918             394,385
     Accrued expenses                                                                339,332             273,458
     Current installments of capital lease obligations                                28,715              39,247
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                          1,554,003           1,641,999
-----------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments                              3,562               4,276

-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  1,557,565           1,646,275
-----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                             0                   0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,112,274 shares in 1999 and 1998                                 41,123              41,123
     Additional paid-in capital                                                    8,578,142           8,578,142
     Accumulated deficit                                                          (6,019,244)         (6,045,740)
-----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                         2,600,021           2,573,525
=================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $   4,157,586       $   4,219,800
=================================================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                     MARCH 31, 1999       MARCH 31, 1998
                                                                     -----------------------------------
Sales                                                                 $   2,287,458       $   1,751,752
Cost of sales                                                             1,187,713           1,053,772
--------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                              1,099,745             697,980
--------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                               217,174             122,524
     Selling, general and administrative                                    840,147             708,716
--------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                  1,057,321             831,240
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                      42,424            (133,260)
--------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                       (17,968)            (23,339)
     Interest income                                                          8,879              13,328
     Other                                                                   (6,839)             (5,937)
--------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                                (15,928)            (15,948)
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                     $      26,496       $    (149,208)
--------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE
     Basic                                                            $        0.01       $       (0.04)
     Diluted                                                          $        0.01       $       (0.04)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
     Basic                                                                4,112,274           4,112,274
     Diluted                                                              4,117,914           4,112,274

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS


                 STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                Common Stock         Additional
                                                         ------------------------      Paid-In      Accumulated
THREE MONTHS ENDED MARCH 31, 1999                          Shares        Amount        Capital        Deficit          Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                            4,112,274    $    41,123    $ 8,578,142    $(6,045,740)    $ 2,573,525

Net income for the three month period ended 3/31/99              0              0              0         26,496          26,496

-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 1999                               4,112,274    $    41,123    $ 8,578,142    $(6,019,244)    $ 2,600,021
-------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                              MARCH 31, 1999      MARCH 31, 1998
                                                                                              -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                         $      26,496       $    (149,208)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                              102,239             116,897
          Interest added to investments                                                                    0                (243)
          Changes in operating assets and liabilities:
               Accounts receivable                                                                    43,707              67,393
               Inventories                                                                           (26,941)            (47,879)
               Prepaid expenses and other assets                                                      (4,494)             20,186
               Accounts payable                                                                     (103,467)           (126,420)
               Accrued expenses                                                                       65,874             111,522
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  103,414              (7,752)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                         (105,232)            (93,698)
     Additions to patent rights                                                                         (465)             (1,050)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                               (105,697)            (94,748)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                 (11,246)             (9,877)
     Proceeds from (payments on) note payable to bank                                                (39,871)             50,818
     Payments on note payable to customer                                                                  0              (2,822)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                  (51,117)             38,119
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          (53,400)            (64,381)
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     1,022,055           1,102,490
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $     968,655       $   1,038,109
---------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                  $      17,895       $      21,529

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION
The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.

The financial statements presented herein as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                           MARCH 31, 1999      DECEMBER 31, 1998
                                           -------------------------------------
Purchased parts and subassemblies               $ 765,027              $ 737,375
Work in process                                   211,727                274,289
Finished goods                                    364,913                303,062
--------------------------------------------------------------------------------
TOTAL INVENTORY                                $1,341,667             $1,314,726
================================================================================

3.  NET INCOME (LOSS) PER SHARE
Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.

4.  SEGMENT AND RELATED INFORMATION
The Company has two primary business units that comprise the internal reporting structure for its management. These business units are the Vascular Delivery Systems business unit and the Fiber Optic business unit which are defined below. The Company allocates its general and administrative expenses, as well as interest income, interest expense and other expenses evenly across both business units.

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

                                   VASCULAR DELIVERY
QUARTER ENDED 3/31/99                        SYSTEMS       FIBER OPTIC           TOTAL
---------------------------------------------------------------------------------------
Revenues                                  $1,583,552          $703,906      $2,287,458
Segment profit (loss)                        583,532          (557,036)         26,496
Total assets                               1,921,679         2,235,907       4,157,586
Capital expenditures                           8,188            97,044         105,232
Depreciation and amortization                 21,957            80,282         102,239
Interest expense                               8,984             8,984          17,968
Interest income                                4,440             4,439           8,879

                                   VASCULAR DELIVERY
QUARTER ENDED 3/31/98                        SYSTEMS       FIBER OPTIC           TOTAL
---------------------------------------------------------------------------------------
Revenues                                  $1,101,811          $649,941      $1,751,752
Segment profit (loss)                        373,032          (522,240)       (149,208)
Total assets                               1,717,771         2,435,795       4,153,566
Capital expenditures                          15,373            78,325          93,698
Depreciation and amortization                 33,113            83,784         116,897
Interest expense                              11,670            11,669          23,339
Interest income                                6,664             6,664          13,328

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

OVERVIEW
Total revenues were $2,287,458 for the three months ended March 31, 1999 compared to $1,751,752 for the three months ended March 31, 1998, representing a 30.6% increase. Total gross profit increased from $697,980 for the three months ended March 31, 1998, to $1,099,745 for the three months ended March 31, 1999, representing a 57.6% increase. Total gross profit as a percent of sales increased from 39.8% to 48.1% in such periods. Total research and development expenditures were $217,174 or 9.5% of sales for the three months ended March 31, 1999, compared to $122,524 or 7.0% of sales for the three months ended March 31, 1998. Sales and marketing expenses increased from $459,038 for the three month period ended March 31, 1998 to $579,533 for the three month period ended March 31, 9999. General and administrative expenses increased from $249,678 for the three months ended March 31, 1998 to $260,614 for the three months ended March 31, 1999. This increase was primarily due to increased spending on MIS and investor-relations activities. Interest income, interest expense and other expenses remained relatively unchanged in total during the comparable periods.

As a result, the Company had net income of $26,496 or $.01 per share for the three months ended March 31, 1999, compared to a net loss of $149,208 or $.04 per share for the three months ended March 31, 1998.

VASCULAR DELIVERY SYSTEMS
Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $1,451,801 for the three months ended March 31, 1999, compared to $961,257 for the three months ended March 31, 1998, representing a 51.0% increase. Medtronic orders continue to reflect inventory building during the first quarter in response to its introduction of several new pacing and defibrillator products. The Company expects sales to Medtronic will decline somewhat in the second quarter of 1999.

Contract manufacturing sales were $110,162 for the three months ended March 31, 1999, compared to $115,005 for the three months ended March 31, 1998. The Company expects contract manufacturing sales in the second quarter to be consistent with those in the first quarter. The Company also does some contract research and development work periodically for Medtronic and realized sales of $21,589 for the three months ended March 31, 1999 compared to $25,549 for the three months ended March 31, 1998.

The gross profit percentage on vessel introducers and contract manufacturing totaled 53.8% for the three months ended March 31, 1999, compared to 49.0% for the three months ended March 31, 1998. The increase in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to the Company absorbing its existing overhead costs with the larger volume of product during the first quarter.

Total research and development expenditures were $95,533 or 6.0% of sales for the three months ended March 31, 1999, compared to $23,613 or 2.1% of sales for the three months ended March 31, 1998. The Company increased its engineering staff and has been working on a number of projects for Medtronic and is also working on several new introducer product concepts. The Company expects research and development expenditures in the second quarter to approximate the first quarter.

Selling expenses increased from $9,518 for the three months ended March 31, 1998 to $34,574 for the three months ended March 31, 1999. This increase is primarily due to two factors. First, commission expense has increased due to the increase in sales. Second, the Company attended more trade shows in 1999 and has developed a brochure to help increase awareness of its product offerings. The Company is intending to expand its customer base for these products and has received a number of inquiries from customers attending these shows. Any revenues related to these potential new customers would be minimal in 1999.

FIBER OPTIC
Sales of the Company's fiber optic pressure sensing products were $703,906 for the three months ended March 31, 1999, compared to $649,941 for the three months ended March 31, 1998, representing an 8.3% increase. Monitor sales decreased 16.8% or $64,318 and catheter sales increased 36.2% or $90,880 over the comparable period. The Company also saw increases in its accessory and service sales totaling $27,403. The decrease in monitor sales was primarily due to the fact that the Company terminated its relationships with its indirect sales force on December 31, 1998 and started selling with a new ten person direct sales force in January 1999. The Company had anticipated a drop in monitor sales during the first quarter due to the learning curve for the new sales force. The actual results were better than the Company originally anticipated. The Company continues to be pleased with the steady growth in its catheter sales.

The gross profit percentage on fiber optic products totaled 35.2% or $247,835 for the three month period ended March 31, 1999 compared to 24.5% or $159,003 for the three month period ended March 31, 1998. This increase was primarily due to a higher average selling price on the LuMax System, as well as better catheter yields compared to the first quarter of 1998. The Company expects gross profit in the fiber optic business to improve in the future as the Company increases sales, improves catheter yields, and better utilizes its capacity.

Total research and development expenditures were $121,641 or 17.3% of sales for the three months ended March 31, 1999, compared to $98,911 or 15.2% of sales for the three months ended March 31, 1998. The Company is near completion on the development of the LuMax Interface System, as well as a new lower cost catheter. The Company continues to explore product enhancements and new technologies and expects research and development expenditures in the second quarter to approximate the first quarter.

Selling expenses increased from $449,520 for the three months ended March 31, 1998 to $544,959 for the three months ended March 31, 1999. The increase is primarily due to salaries and travel for the direct sales force of approximately $150,000. Commissions expense decreased approximately $55,000 due to the direct sales force receiving a lower commission percentage on sales than the indirect sales force.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the three months ended March 31, 1999 was $103,414, consisting of net income of $26,496, adjusted for non-cash items of depreciation and amortization of $102,239, plus a net change in operating assets and liabilities of $25,321.

Net cash used in investing activities for the three months ended March 31, 1999 was $105,697. Equipment was purchased totaling $105,232 and the Company had additions to patent rights totaling $465 during the period.

Net cash used in financing activities for the three months ended March 31, 1999 was $51,117. The Company made principal debt payments of $11,246 and paid down $39,871 on its line of credit.

As a result, the Company's cash and cash equivalents were $968,655 as of March 31, 1999 compared to $1,022,055 at December 31, 1998. Working capital increased from $1,890,029 as of December 31, 1998 to $1,912,353 as of March 31, 1999.

On June 17, 1998, the Company signed a one-year extension through June 30, 1999 on its revolving line of credit with a financial institution. The line was increased from $1,200,000 to $1,500,000 and the agreement calls for interest at the rate of 1.00% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The borrowing base requirement is affected if the Company's balance in its bank account falls below $300,000. The line is secured by substantially all of the Company's assets. The agreement also requires the Company to meet certain financial covenants. Outstanding borrowings under the agreement were $895,038 at March 31, 1999. The Company anticipates that it will be able to extend the line of credit when it expires in June 1999. If the financial institution decides not to extend the agreement, depending on the level of cash flows generated from operating activities in 1999, if any, additional capital may be required to fund 1999 operations and capital expenditure requirements. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities. If the Company is unable to obtain financing when required, the Company could be forced to curtail its operations.

YEAR 2000 DISCLOSURE
The Company has investigated the Year 2000 (Y2K) issue and how it will impact the Company. The following is a summary of the investigation and progress to date.

INFORMATION TECHNOLOGY SYSTEMS
* During 1997, the Company purchased, from a worldwide supplier and developer of information systems, an enterprise-wide software information system with written assurance from the developer that the system will correctly function across the year 2000. The system cost $115,000 and was purchased primarily because the Company needed a much stronger information system to run its business. Y2K compliance was a required criteria of the decision making process.
* The Company regularly budgets 10-15 new computer purchases each year in order to keep its computers current. The new computers typically replace the oldest computers and the old computers are discarded. The Company budgeted 10 new computers to be purchased by June 1999, at a total cost of $22,000. The Company believes that with the purchase of these 10 computers, substantially all of its computers will be Y2K compliant. To the extent that one or several computers are not Y2K compliant, the Company believes that it will not have a material adverse effect on operations.
* The Company upgraded all of its computer users to Microsoft Office 97 in 1998. According to Microsoft, the Microsoft Office 97 products are all Y2K compliant. The total cost of this upgrade was approximately $3,000.

INTERNAL EQUIPMENT/MACHINES
* The Company has compiled a list of internal equipment and machines that may have embedded chips which could be subject to the Y2K problem. The Company has assigned employees to evaluate each piece of equipment and plans to have all Y2K issues identified by April 30, 1999. Once any Y2K issues are identified, the Company plans to work towards bringing these pieces of equipment into compliance by July 1, 1999. The estimated total cost of bringing this equipment into Y2K compliance is $15,000.

COMPANY PRODUCTS
* During 1998, the Company reviewed all of the products it develops, markets and sells and believes that its products are Y2K compliant.

MATERIAL THIRD PARTIES
* The Company has sent out Y2K compliance letters to all of its suppliers. The Company does not conduct any business with its suppliers using EDI technology, so the primary risk associated with its suppliers is in their ability to deliver materials to the Company in a timely manner. Because of the diversity of sources available for the Company's raw materials and subassemblies, the Company believes that any Y2K issues will not have a material impact. If the Company's suppliers have difficulty overcoming the Y2K issue and are unable to ship supplies in a timely manner, the Company may have to build higher inventories at the end of the year or risk slower deliveries in the first quarter of 2000.
* The Company conducts all of its banking (disbursements, lockbox, investments, credit line) with Norwest Bank Minnesota, N.A. The Company has contacted Norwest Bank to determine its Y2K readiness. The Company was informed that Norwest is ready for the year 2000 and that it will be confirming this in writing. If Norwest is not Y2K compliant by the year 2000, the Company would have difficulty in transacting business with its customers and its vendors.

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

                                        MEDAMICUS, INC.

Date: April 22, 1999                    By: /s/ James D. Hartman
                                        President, Chief Executive Officer and
                                        Chief Financial Officer