Form 10QSB
period 1999-06-30
MEDAMICUS INC
filed 1999-07-23
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
            For the transition period from ___________ to ___________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of Registrant's Common Stock outstanding on June 30, 1999 was 4,112,274

Transitional Small Business Disclosure Format. Yes ___ No _X_

                                 MEDAMICUS, INC.
                                      INDEX


-----------------------------------------------------------------------------------------------------
                                                                                               Page #
-----------------------------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Balance Sheets as of June 30, 1999 and December 31, 1998                                       3
   Statements of Operations for the three and six months ended June 30, 1999 and 1998             4
   Statement of Shareholders' Equity for the six months ended June 30, 1999                       4
   Statements of Cash Flows for the six months ended June 30, 1999 and 1998                       5
   Condensed Notes to the Financial Statements                                                   6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   7-11

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      12

ITEM 6(a). EXHIBITS                                                                              12

ITEM 6(b). REPORTS ON FORM 8-K                                                                   12

                           BALANCE SHEETS (UNAUDITED)

                                                                              JUNE 30, 1999  DECEMBER 31, 1998
                                                                             ----------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $    822,699       $  1,022,055
     Accounts receivable                                                          1,135,440          1,141,302
     Inventories                                                                  1,448,552          1,314,726
     Prepaid expenses and other assets                                               44,748             53,945
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              3,451,439          3,532,028
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                    2,247,752          2,130,171
     Office furniture, fixtures and computers                                       627,864            566,191
     Leasehold improvements                                                         365,800            363,950
---------------------------------------------------------------------------------------------------------------
                                                                                  3,241,416          3,060,312
     Less accumulated depreciation and amortization                              (2,565,234)        (2,382,686)
---------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                          676,182            677,626
---------------------------------------------------------------------------------------------------------------

PATENT RIGHTS, net of accumulated amortization of
   $148,590 and $147,313, respectively                                                9,803             10,146
===============================================================================================================
TOTAL ASSETS                                                                   $  4,137,424       $  4,219,800
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                                      $    870,836       $    934,909
     Accounts payable                                                               347,351            394,385
     Accrued expenses                                                               287,769            273,458
     Current installments of capital lease obligations                               17,837             39,247
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         1,523,793          1,641,999
---------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments                             2,826              4,276

---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                 1,526,619          1,646,275
---------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                            0                  0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,112,274 shares in 1999 and 1998                                41,123             41,123
     Additional paid-in capital                                                   8,578,142          8,578,142
     Accumulated deficit                                                         (6,008,460)        (6,045,740)
---------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        2,610,805          2,573,525
===============================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  4,137,424       $  4,219,800
===============================================================================================================


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                              JUNE 30, 1999     JUNE 30, 1998       JUNE 30, 1999     JUNE 30, 1998
                                             ---------------------------------     ---------------------------------
Sales                                         $  2,199,197       $  1,939,203       $  4,486,655       $  3,690,955
Cost of sales                                    1,080,230          1,125,470          2,267,943          2,179,242
------------------------------------------------------------------------------      --------------------------------
GROSS PROFIT                                     1,118,967            813,733          2,218,712          1,511,713
------------------------------------------------------------------------------      --------------------------------

OPERATING EXPENSES:
     Research and development                      226,141            128,757            443,315            251,281
     Selling, general and administrative           870,206            758,717          1,710,353          1,467,433
------------------------------------------------------------------------------      --------------------------------
TOTAL OPERATING EXPENSES                         1,096,347            887,474          2,153,668          1,718,714
------------------------------------------------------------------------------      --------------------------------

------------------------------------------------------------------------------      --------------------------------
OPERATING LOSS                                      22,620            (73,741)            65,044           (207,001)
------------------------------------------------------------------------------      --------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                              (19,679)           (25,680)           (37,647)           (49,019)
     Interest income                                 8,907             11,192             17,786             24,520
     Other                                          (1,064)            (2,113)            (7,903)            (8,050)
------------------------------------------------------------------------------      --------------------------------
TOTAL OTHER INCOME (EXPENSE)                       (11,836)           (16,601)           (27,764)           (32,549)
------------------------------------------------------------------------------      --------------------------------

------------------------------------------------------------------------------      --------------------------------
NET INCOME (LOSS)                             $     10,784       $    (90,342)      $     37,280       $   (239,550)
------------------------------------------------------------------------------      --------------------------------

NET INCOME (LOSS) PER SHARE
     Basic                                    $       0.00       $      (0.02)      $       0.01       $      (0.06)
     Diluted                                  $       0.00       $      (0.02)      $       0.01       $      (0.06)

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
     Basic                                       4,112,274          4,112,274          4,112,274          4,112,274
     Diluted                                     4,147,248          4,112,274          4,128,753          4,112,274


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS


                 STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                            Common Stock        Additional
                                                      -----------------------     Paid-In     Accumulated
THREE MONTHS ENDED MARCH 31, 1999                       Shares       Amount       Capital       Deficit         Total
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                         4,112,274   $    41,123   $ 8,578,142   $(6,045,740)   $ 2,573,525

Net income for the six month period ended 6/30/99             0             0             0        37,280         37,280

-------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 1999                            4,112,274   $    41,123   $ 8,578,142   $(6,008,460)   $ 2,610,805
-------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      SIX MONTHS ENDED
                                                                                              JUNE 30, 1999      JUNE 30, 1998
                                                                                             ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                         $     37,280       $   (239,550)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                             183,825            237,570
          Interest added to investments                                                                   0               (490)
          Changes in operating assets and liabilities:
               Accounts receivable                                                                    5,862           (191,060)
               Inventories                                                                         (133,826)          (128,810)
               Prepaid expenses and other assets                                                      9,197            (86,259)
               Accounts payable                                                                     (47,034)           (86,613)
               Accrued expenses                                                                      14,311            (25,284)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  69,615           (520,496)
-------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                        (181,104)          (188,701)
     Additions to patent rights                                                                        (934)            (2,683)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (182,038)          (191,384)
-------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                (22,860)           (20,079)
     Proceeds from exercise of stock options                                                              0                  0
     Proceeds from (payments on) note payable to bank                                               (64,073)           513,180
     Payments on note payable to customer                                                                 0             (2,822)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 (86,933)           490,279
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (199,356)          (221,601)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    1,022,055          1,102,490
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $    822,699       $    880,889
-------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                  $     37,203       $     45,988


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

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

The financial statements presented herein as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                              JUNE 30, 1999   DECEMBER 31, 1998
                                         ---------------------------------------
Purchased parts and subassemblies               $   771,986         $   737,375
Work in process                                     307,945             274,289
Finished goods                                      368,621             303,062
--------------------------------------------------------------------------------
TOTAL INVENTORY                                 $ 1,448,552         $ 1,314,726
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

FIBER OPTIC: This business segment consists of business activities related to the development, manufacture and sale of the Company's LuMax(TM) Cystometry System and related supplies and accessories.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

                              VASCULAR DELIVERY
QUARTER ENDED 06/30/99                  SYSTEMS     FIBER OPTIC           TOTAL
--------------------------------------------------------------------------------
Revenues                             $1,348,943      $  850,254      $2,199,197
Segment profit (loss)                   414,341        (403,557)         10,784
Total assets                          1,865,380       2,272,044       4,137,424
Capital expenditures                     88,094         (12,222)         75,872
Depreciation and amortization            26,668          54,918          81,586
Interest expense                          9,840           9,839          19,679
Interest income                           4,453           4,454           8,907


                              VASCULAR DELIVERY
QUARTER ENDED 06/30/98                  SYSTEMS     FIBER OPTIC           TOTAL
-------------------------------------------------------------------------------
Revenues                             $1,254,240      $  684,963      $1,939,203
Segment profit (loss)                   440,122        (530,464)        (90,342)
Total assets                          1,822,741       2,595,644       4,418,385
Capital expenditures                     59,990          35,013          95,003
Depreciation and amortization            34,304          86,369         120,673
Interest expense                         12,840          12,840          25,680
Interest income                           5,596           5,596          11,192


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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

OVERVIEW

Total revenues were $4,486,655 for the six months ended June 30, 1999 compared to $3,690,955 for the six months ended June 30, 1998, representing a 21.6% increase. Total gross profit increased from $1,511,713 for the six months ended June 30, 1998, to $2,218,712 for the six months ended June 30, 1999, representing a 46.8% increase. Total gross profit as a percent of sales increased from 41.0% to 49.5% in such periods. Total research and development expenditures were $443,315 or 9.9% of sales for the six months ended June 30, 1999, compared to $251,281 or 6.8% of sales for the six months ended June 30, 1998. Sales and marketing expenses increased from $977,831 for the six month period ended June 30, 1998 to $1,193,188 for the six month period ended June 30, 1999. General and administrative expenses increased from $489,602 for the six months ended June 30, 1998 to $517,165 for the six months ended June 30, 1999. The increase in general and administrative expenses was primarily due to increased spending on MIS and investor-relations activities. Interest income, interest expense and other expenses remained relatively unchanged in total during the comparable periods.

As a result, the Company had net income of $37,280 or $.01 per share for the six months ended June 30, 1999, compared to a net loss of $239,550 or $.06 per share for the six months ended June 30, 1998.

VASCULAR DELIVERY SYSTEMS

Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $2,621,666 for the six months ended June 30, 1999, compared to $1,984,364 for the six months ended June 30, 1998, representing a 32.1% increase. This increase was primarily due to Medtronic building their inventories during the first four months of 1999 compared to 1998. Medtronic introducer kit orders have moderated to a more normal sell-through rate and the Company expects kit orders to stay at that level during the third quarter.

Contract manufacturing sales were $275,083 for the six months ended June 30, 1999, compared to $330,901 for the six months ended June 30, 1998. This decrease was due to the Company's existing customer ordering lower quantities of product during the comparable periods. The Company expects contract manufacturing sales in the third quarter to be consistent with those in the second quarter. The Company also does some contract research and development work periodically for Medtronic and realized sales of $35,746 for the six months ended June 30, 1999 compared to $40,786 for the six months ended June 30, 1998.

The gross profit percentage on vessel introducers and contract manufacturing totaled 52.9% for the six months ended June 30, 1999, compared to 48.4% for the six months ended June 30, 1998. The increase in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to the Company absorbing its existing overhead costs with the larger volume of product during the first half of 1999.

Total research and development expenditures were $208,796 or 7.1% of sales for the six months ended June 30, 1999, compared to $44,894 or 1.9% of sales for the six months ended June 30, 1998. The Company increased its engineering staff and has been working on a number of projects for Medtronic and is also working on several new introducer product concepts. The Company expects research and development expenditures in the third quarter to approximate the second quarter.

Selling expenses increased from $21,515 for the six months ended June 30, 1998 to $70,590 for the six months ended June 30, 1999. This increase was primarily due to two factors. First, commission expense has increased due to the increase in sales. Second, the Company attended more trade shows in 1999 and has developed a brochure to help increase awareness of its product offerings. The Company is intending to expand its customer base for these products and has received a number of inquiries from customers attending these shows. Any revenues related to these potential new customers would be minimal in 1999.

FIBER OPTIC

Sales of the Company's fiber optic pressure sensing products were $1,554,160 for the six months ended June 30, 1999, compared to $1,334,904 for the six months ended June 30, 1998, representing an 16.4% increase. Monitor sales decreased 5.7% or $44,983 and catheter sales increased 45.3% or $230,457 over the comparable period. The Company also saw increases in its accessory and service sales totaling $33,782. The decrease in monitor sales was primarily due to the fact that the Company terminated its relationships with its indirect sales force on December 31, 1998 and started selling with a new ten person direct sales force in January 1999. The Company had anticipated a drop in monitor sales during the first half of the year due to the learning curve for the new sales force. The Company anticipates that monitor sales will accelerate more rapidly as the direct sales force continues to gain knowledge about the products and the marketplace. Catheter sales continue to increase as the Company's installed base of monitors grows.

The gross profit percentage on fiber optic products totaled 43.0% or $668,987 for the six month period ended June 30, 1999 compared to 27.8% or $371,074 for the six month period ended June 30, 1998. The percentage increase was primarily due to a higher average selling price on the LuMax System, as well as better catheter yields compared to the same period in 1998. The Company expects gross profit in the fiber optic business to improve in the future as the Company increases sales, improves catheter yields, and better utilizes its capacity.

Total research and development expenditures were $234,519 or 15.1% of sales for the six months ended June 30, 1999, compared to $206,387 or 15.5% of sales for the six months ended June 30, 1998. The Company is near completion on the development of the LuMax Interface System, as well as a new lower cost catheter. However, the Company continues to explore product enhancements and new technologies and expects research and development expenditures in the third quarter to approximate the second quarter.

Selling expenses increased from $956,316 for the six months ended June 30, 1998 to $1,122,598 for the six months ended June 30, 1999. The increase was primarily due to salaries and travel for the direct sales force of approximately $258,282. Commissions expense decreased approximately $92,000 due to the direct sales force receiving a lower commission percentage on sales than the indirect sales force.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

OVERVIEW

Total revenues were $2,199,197 for the three months ended June 30, 1999 compared to $1,939,203 for the three months ended June 30, 1998, representing a 13.4% increase. Total gross profit increased from $813,733 for the three months ended June 30, 1998 to $1,118,967 for the three months ended June 30, 1999, representing a 37.5% increase. Total gross profit as a percent of sales increased from 42.0% to 50.9% in such periods. Total research and development expenditures were $226,141 or 10.3% of sales for the three months ended June 30, 1999, compared to $128,757 or 6.6% of sales for the three months ended June 30, 1998. Sales and marketing expenses increased from $518,793 for the three month period ended June 30, 1998 to $613,655 for the three month period ended June 30, 1999. General and administrative expenses increased from $239,924 for the three months ended June 30, 1998 to $256,551 for the three months ended June 30, 1999, primarily due to the factors discussed above. Interest income, interest expense and other expenses remained relatively unchanged during the comparable periods.

As a result, the Company had net income of $10,784 or $.00 per share for the three months ended June 30, 1999, compared to a net loss of $90,342 or $.02 per share for the three months ended June 30, 1998.

VASCULAR DELIVERY SYSTEMS

Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $1,169,865 for the three months ended June 30, 1999, compared to $1,023,107 for the three months ended June 30, 1998, representing a 14.3% increase. The Company benefited from the Medtronic inventory build in April and then saw introducer kit orders moderate to a more normal sell-through rate for the balance of the quarter. The Company expects introducer sales in the third quarter to be consistent with the second quarter.

Contract manufacturing sales were $164,921 for the three months ended June 30, 1999, compared to $215,896 for the three months ended June 30, 1998, due to the factors stated above. The Company expects contract manufacturing sales in the third quarter to be consistent with those in the second quarter. The Company also does some contract research and development work periodically for Medtronic and realized sales of $14,157 for the three months ended June 30, 1999 compared to $15,237 for the three months ended June 30, 1998.

The gross profit percentage on vessel introducers and contract manufacturing totaled 51.7% for the three months ended June 30, 1999, compared to 48.0% for the three months ended June 30, 1998, due to the factors discussed above.

Total research and development expenditures were $113,263 or 8.4% of sales for the three months ended June 30, 1999, compared to $21,281 or 1.7% of sales for the three months ended June 30, 1998, due to the factors discussed above.

Selling expenses increased from $23,288 for the three months ended June 30, 1998 to $36,016 for the three months ended June 30, 1999, due to the factors discussed above.

FIBER OPTIC

Sales of the Company's fiber optic pressure sensing products were $850,254 for the three months ended June 30, 1999, compared to $684,963 for the three months ended June 30, 1998, representing an 24.1% increase. Monitor sales increased 4.8% or $19,335 and catheter sales increased 54.0% or $139,577 over the comparable period. The Company also saw increases in its accessory and service sales totaling $6,379. The increase in monitor sales was primarily driven by a higher average selling price. The Company anticipates that monitor sales will accelerate more rapidly as the direct sales force continues to gain knowledge about the products and the marketplace.

The gross profit percentage on fiber optic products totaled 49.5% or $421,152 for the three month period ended June 30, 1999 compared to 31.0% or $212,071 for the three month period ended June 30, 1998, due to the factors discussed above.

Total research and development expenditures were $112,878 or 13.2% of sales for the three months ended June 30, 1999, compared to $107,476 or 15.7% of sales for the three months ended June 30, 1998, due to the factors discussed above.

Selling expenses increased from $506,796 for the three months ended June 30, 1998 to $577,639 for the three months ended June 30, 1999. The increase is primarily due to salaries and travel for the direct sales force of approximately $107,000. Commissions expense decreased approximately $36,000, due to the direct sales force receiving a lower commission percentage on sales than the indirect sales force.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1999 was $69,615, consisting of net income of $37,280, adjusted for non-cash items of depreciation and amortization of $183,825, plus a net change in operating assets and liabilities of $151,490. The Company saw an increase in inventory during the first six months of 1999 primarily due to larger catheter inventories as the Company begins its transition to its S-series catheter.

Net cash used in investing activities for the six months ended June 30, 1999 was $182,038. Equipment was purchased totaling $181,104 and the Company had additions to patent rights totaling $934 during the period.

Net cash used in financing activities for the six months ended June 30, 1999 was $86,933. The Company made principal debt payments of $22,860 and paid down $64,073 on its line of credit in order to reduce interest expense.

As a result, the Company's cash and cash equivalents were $822,699 as of June 30, 1999 compared to $1,022,055 at December 31, 1998. Working capital increased from $1,890,029 as of December 31, 1998 to $1,927,646 as of June 30, 1999.

On April 29, 1999, the Company signed an extension through June 30, 2000 on its revolving line of credit with a financial institution. The line was increased from $1,500,000 to $2,000,000 and the agreement calls for interest at the rate of 1.00% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets.

If sales and working capital needs meet the Company's estimates, the Company believes its available cash and investments, along with borrowing availability under its line of credit, will be sufficient to meet the Company's anticipated operating expenses and cash requirements for the foreseeable future. If the sales estimates are not realized or working capital requirements exceed those anticipated, the Company may need to secure additional capital or, if capital is not available, to curtail its marketing efforts.

YEAR 2000 DISCLOSURE

The Company has investigated the Year 2000 (Y2K) issue and how it will impact the Company. The following is a summary of the investigation and progress to date.

INFORMATION TECHNOLOGY SYSTEMS

* During 1997, the Company purchased, from a worldwide supplier and developer of information systems, an enterprise-wide software information system with written assurance from the developer that the system will correctly function across the year 2000. The system cost $115,000 and was purchased primarily because the Company needed a much stronger information system to run its business. Y2K compliance was a required criteria of the decision making process.
* The Company regularly budgets 10-15 new computer purchases each year in order to keep its computers current. The new computers typically replace the oldest computers and the old computers are discarded. The

     Company has purchased 10 new computers at a total cost of approximately $25,000. The Company believes that with the purchase of these 10 computers, substantially all of its computers will be Y2K compliant. To the extent that one or several computers are not Y2K compliant, the Company believes that it will not have a material adverse effect on operations.
* The Company upgraded all of its computer users to Microsoft Office 97 in 1998. According to Microsoft, the Microsoft Office 97 products are all Y2K compliant. The total cost of this upgrade was approximately $3,000.

INTERNAL EQUIPMENT/MACHINES

* The Company has compiled a list of internal equipment and machines that may have embedded chips which could be subject to the Y2K problem. As of July 12, 1999, approximately 75% of the list has been investigated and no Y2K issues were discovered. The remaining portion of the list should be completed by the middle of August and if any Y2K issues are identified, the Company plans to work towards bringing these pieces of equipment into compliance by September 30, 1999. The estimated total cost of bringing this equipment into Y2K compliance is $15,000.

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a). The Company held its annual meeting of shareholders on April 29, 1999.
         (b). The Company solicited proxies from its shareholders to vote on the following two items:
                  * To set the number of directors at four and elect four directors for a term of one year
                  * To ratify the appointment of independent auditors for the current fiscal year

         The vote counts were as follows (4,112,274 shares outstanding):

-------------------------- ------------ ------------ ----------- ----------- -----------
                                FOR       WITHHOLD     AGAINST     ABSTAIN     NO VOTE
-------------------------- ------------ ------------ ----------- ----------- -----------
ELECTION OF DIRECTORS
-------------------------- ------------ ------------ ----------- ----------- -----------
   James D. Hartman           2,981,147      31,750
-------------------------- ------------ ------------ ----------- ----------- -----------
   Richard  W. Kramp          2,981,147      31,750
-------------------------- ------------ ------------ ----------- ----------- -----------
   Richard L. Little          2,981,147      31,750
-------------------------- ------------ ------------ ----------- ----------- -----------
   Richard F. Sauter          2,981,147      31,750
-------------------------- ------------ ------------ ----------- ----------- -----------

-------------------------- ------------ ------------ ----------- ----------- -----------
RATIFY AUDITORS               2,969,022                   18,350      25,525
-------------------------- ------------ ------------ ----------- ----------- -----------

ITEM 6(a) - EXHIBITS

         10.1     Fourth Amendment to Credit and Security Agreement
         10.2     Revolving Note Agreement
         27       Financial Data Schedule

ITEM 6(b) - REPORTS ON FORM 8-K

         None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       MEDAMICUS, INC.

Date: July 22, 1999                    By: /s/ James D. Hartman
                                       President, Chief Executive Officer
                                       and Chief Financial Officer



                                  EXHIBIT INDEX

-------------  ------------------------------------------------------ ----------
  EXHIBIT #    DESCRIPTION                                               PAGE
-------------  ------------------------------------------------------ ----------
     10.1      Fourth amendment to Credit and Security Agreement,
               dated April 29, 1999, between the Company and Norwest
               Credit, Inc.
-------------  ------------------------------------------------------ ----------
     10.2      Revolving Note Agreement, dated April 29, 1999,
               between the Company and Norwest Credit, Inc.
-------------  ------------------------------------------------------ ----------
     27        Financial Data Schedule
-------------  ------------------------------------------------------ ----------