Form 10QSB
period 1999-09-30
MEDAMICUS INC
filed 1999-10-29
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of Registrant's Common Stock outstanding on September 30, 1999 was 4,112,274

Transitional Small Business Disclosure Format.  Yes ___  No _X_

                                 MEDAMICUS, INC.
                                      INDEX


----------------------------------------------------------------------------------------------------------
                                                                                                    Page #
----------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
   Balance Sheets as of September 30, 1999 and December 31, 1998                                      3
   Statements of Operations for the three and nine months ended September 30, 1999 and 1998           4
   Statement of Shareholders' Equity for the nine months ended September 30, 1999                     4
   Statements of Cash Flows for the nine months ended September 30, 1999 and 1998                     5
   Condensed Notes to the Financial Statements                                                       6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       7-12

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                            12
ITEM 2.  CHANGES IN SECURITIES                                                                        12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                              12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          12
ITEM 5.  OTHER INFORMATION                                                                            12
ITEM 6(a).  EXHIBITS                                                                                  12
ITEM 6(b).  REPORTS ON FORM 8-K                                                                       12

PART I. - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                           BALANCE SHEETS (UNAUDITED)

                                                                             SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                             ----------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $          895,104     $       1,022,055
     Accounts receivable                                                              1,342,538             1,141,302
     Inventories                                                                      1,481,596             1,314,726
     Prepaid expenses and other assets                                                   63,745                53,945
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                  3,782,983             3,532,028
---------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                        2,312,501             2,130,171
     Office furniture, fixtures and computers                                           627,541               566,191
     Leasehold improvements                                                             365,800               363,950
---------------------------------------------------------------------------------------------------------------------
                                                                                      3,305,842             3,060,312
     Less accumulated depreciation and amortization                                  (2,660,491)           (2,382,686)
---------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                              645,351               677,626
---------------------------------------------------------------------------------------------------------------------

PATENT RIGHTS, net of accumulated amortization of
   $149,476 and $147,313, respectively                                                   14,255                10,146
=====================================================================================================================
TOTAL ASSETS                                                                 $        4,442,589     $       4,219,800
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                                    $        1,122,528     $         934,909
     Accounts payable                                                                   424,142               394,385
     Accrued expenses                                                                   365,355               273,458
     Current installments of capital lease obligations                                    6,599                39,247
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                             1,918,624             1,641,999
---------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments                                 2,066                 4,276

---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     1,920,690             1,646,275
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                                0                     0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,112,274 shares in 1999 and 1998                                    41,123                41,123
     Additional paid-in capital                                                       8,578,142             8,578,142
     Accumulated deficit                                                             (6,097,366)           (6,045,740)
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            2,521,899             2,573,525
=====================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $        4,442,589     $       4,219,800
=====================================================================================================================



SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                              09/30/99        09/30/98        09/30/99        09/30/98
                                            ---------------------------     ---------------------------
Sales                                       $ 2,275,999     $ 2,109,510     $ 6,762,654     $ 5,800,465
Cost of sales                                 1,310,234       1,207,234       3,578,177       3,386,476
-----------------------------------------------------------------------     ---------------------------
GROSS PROFIT                                    965,765         902,276       3,184,477       2,413,989
-----------------------------------------------------------------------     ---------------------------

OPERATING EXPENSES:
     Research and development                   254,793         187,802         698,108         439,083
     Selling, general and administrative        779,162         673,774       2,489,515       2,141,207
-----------------------------------------------------------------------     ---------------------------
TOTAL OPERATING EXPENSES                      1,033,955         861,576       3,187,623       2,580,290
-----------------------------------------------------------------------     ---------------------------

-----------------------------------------------------------------------     ---------------------------
OPERATING INCOME (LOSS)                         (68,190)         40,700          (3,146)       (166,301)
-----------------------------------------------------------------------     ---------------------------

OTHER INCOME (EXPENSE):
     Interest expense                           (26,201)        (26,187)        (63,848)        (75,206)
     Interest income                              9,583           9,986          27,369          34,506
     Other                                       (4,098)            663         (12,001)         (7,387)
-----------------------------------------------------------------------     ---------------------------
TOTAL OTHER INCOME (EXPENSE)                    (20,716)        (15,538)        (48,480)        (48,087)
-----------------------------------------------------------------------     ---------------------------

-----------------------------------------------------------------------     ---------------------------
NET INCOME (LOSS)                           $   (88,906)    $    25,162     $   (51,626)    $  (214,388)
-----------------------------------------------------------------------     ---------------------------

NET INCOME (LOSS) PER SHARE
     Basic                                  $     (0.02)    $      0.01     $     (0.01)    $     (0.05)
     Diluted                                $     (0.02)    $      0.01     $     (0.01)    $     (0.05)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
     Basic                                    4,112,274       4,112,274       4,112,274       4,112,274
     Diluted                                  4,112,274       4,124,175       4,112,274       4,112,274


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS


                 STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                                              Common Stock          Additional
                                                       -------------------------      Paid-In     Accumulated
NINE MONTHS ENDED SEPTEMBER 30, 1999                     Shares         Amount        Capital        Deficit          Total
==============================================================================================================================
BALANCES AT DECEMBER 31, 1998                           4,112,274    $    41,123    $ 8,578,142    $(6,045,740)    $ 2,573,525

Net income for the nine month period ended 9/30/99              0              0              0        (51,626)        (51,626)

------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1999                          4,112,274    $    41,123    $ 8,578,142    $(6,097,366)    $ 2,521,899
------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                        NINE MONTHS ENDED
                                                                                                    09/30/99        09/30/98
                                                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                     $   (51,626)    $  (214,388)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                               279,968         351,727
          Interest added to investments                                                                     0            (704)
          Changes in operating assets and liabilities:
               Accounts receivable                                                                   (201,236)       (119,551)
               Inventories                                                                           (166,870)        (79,432)
               Prepaid expenses and other assets                                                       (9,800)         15,365
               Accounts payable                                                                        29,757        (143,806)
               Accrued expenses                                                                        91,897          83,270
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                                 (27,910)       (107,519)
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                          (245,530)       (167,446)
     Additions to patent rights                                                                        (6,272)         (4,457)
     Sale of available-for-sale marketable securities, including sales of securities
       which matured                                                                                        0          20,000
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                (251,802)       (151,903)
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                  (34,858)        (30,618)
     Proceeds from (payments on) note payable to bank                                                 187,619          25,339
     Payments on note payable to customer                                                                   0          (2,822)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                   152,761          (8,101)
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (126,951)       (267,523)
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      1,022,055       1,102,490
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $   895,104     $   834,967
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                     $    59,578     $    73,493


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

The financial statements presented herein as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                                                         SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                                         ---------------------------------------
Purchased parts and subassemblies                                                $  891,478           $  737,375
Work in process                                                                     256,445              274,289
Finished goods                                                                      333,673              303,062
----------------------------------------------------------------------------------------------------------------
TOTAL INVENTORY                                                                  $1,481,596           $1,314,726
================================================================================================================

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


                           VASCULAR DELIVERY
QUARTER ENDED 9/30/99                SYSTEMS    FIBER OPTIC           TOTAL
----------------------------------------------------------------------------
Revenues                         $ 1,450,508    $   825,491     $ 2,275,999
Segment profit (loss)                400,366       (489,272)        (88,906)
Total assets                       2,136,574      2,306,015       4,442,589
Capital expenditures                  56,256          8,170          64,426
Depreciation and amortization         25,359         70,784          96,143
Interest expense                      13,101         13,100          26,201
Interest income                        4,793          4,790           9,583


                           VASCULAR DELIVERY
QUARTER ENDED 9/30/98                SYSTEMS    FIBER OPTIC           TOTAL
----------------------------------------------------------------------------
Revenues                         $ 1,410,638    $   698,872     $ 2,109,510
Segment profit (loss)                507,059       (481,897)         25,162
Total assets                       1,787,741      2,208,787       3,996,528
Capital expenditures                  16,615        (37,870)        (21,255)
Depreciation and amortization         33,916         80,241         114,157
Interest expense                      13,094         13,093          26,187
Interest income                        4,993          4,993           9,986


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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

OVERVIEW
Total revenues were $6,762,654 for the nine months ended September 30, 1999 compared to $5,800,465 for the nine months ended September 30, 1998, representing a 16.6% increase. Total gross profit increased from $2,413,989 for the nine months ended September 30, 1998, to $3,184,477 for the nine months ended September 30, 1999, representing a 31.9% increase. Total gross profit as a percent of sales increased from 41.6% to 47.1% in such periods. Total research and development expenditures were $698,108 or 10.3% of sales for the nine months ended September 30, 1999, compared to $439,083 or 7.6% of sales for the nine months ended September 30, 1998. Sales and marketing expenses increased from $1,428,083 for the nine month period ended September 30, 1998 to $1,721,985 for the nine month period ended September 30, 1999. General and administrative expenses increased from $713,124 for the nine months ended September 30, 1998 to $767,530 for the nine months ended September 30, 1999. The increase in general and administrative expenses was primarily due to increased spending on MIS and investor-relations activities. Interest income, interest expense and other expenses remained relatively unchanged in total during the comparable periods.

As a result, the Company had a net loss of $51,626 or $.01 per share for the nine months ended September 30, 1999, compared to a net loss of $214,388 or $.05 per share for the nine months ended September 30, 1998.

VASCULAR DELIVERY SYSTEMS
Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $3,940,103 for the nine months ended September 30, 1999, compared to $3,223,891 for the nine months ended September 30, 1998, representing a 22.2% increase. This increase was due to several factors. First, Medtronic placed significant orders for product during the first four months of 1999 in order to build their inventories and their normal ordering levels have been higher in 1999 compared to 1998. Second, the Company started shipping Left Heart Delivery System kits to Medtronic during the third quarter. These kits, co-developed by Medtronic and the Company, are used to deliver a pacing lead to the left side of the heart. Finally, the Company shipped its first order of coaxial dilator micro-introducers to a substantial new customer during the third quarter. The Company recently received FDA clearance to market this new product. The Company expects strong introducer sales to continue in the fourth quarter.

Contract manufacturing sales were $356,300 for the nine months ended September 30, 1999, compared to $474,946 for the nine months ended September 30, 1998. This decrease was due to one of the Company's contract customers ordering lower quantities of product during the comparable period. The Company expects this customer to continue to order smaller quantities of goods for the balance of 1999. The Company also does some contract research and development work periodically for Medtronic and realized sales of $86,600 for the nine months ended September 30, 1999 compared to $67,852 for the nine months ended September 30, 1998.

The gross profit percentage on vessel introducers and contract manufacturing totaled 51.2% for the nine months ended September 30, 1999, compared to 49.5% for the nine months ended September 30, 1998. The increase in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to the efficiencies realized with the larger volume of product during 1999.

Total research and development expenditures were $345,013 or 7.9% of sales for the nine months ended September 30, 1999, compared to $128,345 or 3.4% of sales for the nine months ended September 30, 1998. The Company increased its engineering staff and has been working on a number of projects for Medtronic and is also working on several new introducer product concepts. The Company expects research and development expenditures in the fourth quarter to be consistent with the first three quarters of 1999.

Selling expenses increased from $34,762 for the nine months ended September 30, 1998 to $93,570 for the nine months ended September 30, 1999. This increase was due to several factors. First, commission expense has increased due to the increase in sales. Second, the Company contracted with a second sales person for the balance of 1999 to help with new sales of introducer products into the non-pacing marketplace. Finally, the Company has attended more trade shows in 1999 and developed a brochure to help increase awareness of its product offerings. The Company is intending to expand its customer base for these products and has received a number of inquiries from customers attending these shows. Any revenues related to these potential new customers would be minimal in 1999.

FIBER OPTIC
Sales of the Company's fiber optic pressure sensing products were $2,379,651 for the nine months ended September 30, 1999, compared to $2,033,776 for the nine months ended September 30, 1998, representing a 17.0% increase. Monitor sales remained relatively flat and catheter sales increased 33.8% or $275,481 over the comparable period. The Company also saw increases in its accessory and service sales totaling $59,136.

Monitor sales remained flat, primarily due to the following: First, the Company terminated its relationships with its indirect sales force on December 31, 1998 and started selling with a new ten person direct sales force in January 1999 which negatively impacted the comparable monitor sales during the first half of 1999. Second, the Company launched the LuMax Interface System late in the second quarter. While the Company was successful placing the Interface in a number of major institutions, sales of the LuMax Standalone System suffered due to the time spent by the sales force learning the Interface. Finally, the Company experienced some turnover in its direct sales force, which was resolved by quarter end, leaving several territories with only minimal sales coverage for portions of the quarter. The Company hopes to achieve more balanced LuMax sales results in the fourth quarter.

The gross profit percentage on fiber optic products totaled 39.5% or $939,650 for the nine month period ended September 30, 1999 compared to 27.1% or $550,063 for the nine month period ended September 30, 1998. While the Company was pleased with the improvement in its gross profit percentage and dollars, the percentage and dollars were less than expected due to the costs associated with launching the new S-Series catheter. In order to accommodate the new catheter, each LuMax System needs to be upgraded. The Company spent over $70,000 to upgrade 285 systems during the quarter. Unfortunately, the result of taking 285 systems out of the field for several weeks each was a decrease in third quarter catheter sales compared to second quarter 1999. The Company also incurred additional costs associated with ramping up production of the new S-Series catheter. These activities should lead to improved catheter margins in the quarters ahead. The Company expects gross profit in the fiber optic business to improve in the future as the Company increases sales, improves catheter yields, and better utilizes its capacity.

Total research and development expenditures were $353,095 or 14.8% of sales for the nine months ended September 30, 1999, compared to $310,738 or 15.3% of sales for the nine months ended September 30, 1998. The Company has completed development of the LuMax Interface System, as well as a new lower cost catheter. However, the Company continues to explore product enhancements and new technologies and expects research and development expenditures in the fourth quarter to be consistent with the first three quarters of 1999.

Selling expenses increased from $1,393,321 for the nine months ended September 30, 1998 to $1,628,415 for the nine months ended September 30, 1999. The increase was due to salaries and travel for the direct sales force of approximately $375,000, offset by a reduction in commissions expense of approximately $140,000 due to the direct sales force receiving a lower commission percentage on sales than the indirect sales force.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

OVERVIEW
Total revenues were $2,275,999 for the three months ended September 30, 1999 compared to $2,109,510 for the three months ended September 30, 1998, representing a 7.9% increase. Total gross profit increased from $902,276 for the three months ended September 30, 1998 to $965,765 for the three months ended September 30, 1999, representing a 7.0% increase. Total gross profit as a percent of sales decreased from 42.8% to 42.4% in such periods. Total research and development expenditures were $254,793 or 11.2% of sales for the three months ended September 30, 1999, compared to $187,802 or 8.9% of sales for the three months ended September 30, 1998. Sales and marketing expenses increased from $450,252 for the three month period ended September 30, 1998 to $528,797 for the three month period ended September 30, 1999. General and administrative expenses increased from $223,522 for the three months ended September 30, 1998 to $250,365 for the three months ended September 30, 1999, primarily due to the factors discussed above. Interest income, interest expense and other expenses remained relatively unchanged during the comparable periods.

As a result, the Company had a net loss of $88,906 or $.02 per share for the three months ended September 30, 1999, compared to a net income of $25,162 or $.01 per share for the three months ended September 30, 1998.

VASCULAR DELIVERY SYSTEMS
Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $1,318,437 for the three months ended September 30, 1999, compared to $1,239,527 for the three months ended September 30, 1998, representing a 6.4% increase. This increase was primarily due to the new product introductions discussed above. Medtronic orders for introducers remained relatively flat during the comparable periods.

Contract manufacturing sales were $81,217 for the three months ended September 30, 1999, compared to $144,045 for the three months ended September 30, 1998, due to the factors discussed above. The Company also does some contract research and development work periodically for Medtronic and realized sales of $50,854 for the three months ended September 30, 1999 compared to $27,066 for the three months ended September 30, 1998.

The gross profit percentage on vessel introducers and contract manufacturing totaled 47.9% for the three months ended September 30, 1999, compared to 51.3% for the three months ended September 30, 1998. This decrease was primarily due to costs associated with ramping up production on the new introducer products.

Total research and development expenditures were $136,217 or 9.4% of sales for the three months ended September 30, 1999, compared to $83,451 or 5.9% of sales for the three months ended September 30, 1998, due to the factors discussed above.

Selling expenses increased from $13,247 for the three months ended September 30, 1998 to $22,980 for the three months ended September 30, 1999, due to the factors discussed above.

FIBER OPTIC
Sales of the Company's fiber optic pressure sensing products were $825,491 for the three months ended September 30, 1999, compared to $698,872 for the three months ended September 30, 1998, representing an 18.1% increase. Monitor sales increased 16.2% or $56,241 and catheter sales increased 14.7% or $45,024 over the comparable period. The Company also saw increases in its accessory and service sales totaling $25,354. The increase in monitor sales was primarily driven by a higher average selling price compared to 1998. Catheter sales were slowed somewhat in the third quarter due to the S-Series upgrade process, which resulted in a large number of monitors out of the field during the quarter. The Company anticipates that monitor and catheter sales will improve in the fourth quarter, now that it has resolved its sales representative turnover issue and has the bulk of the S-Series catheter conversion completed.

The gross profit percentage on fiber optic products totaled 32.8% or $270,663 for the three month period ended September 30, 1999 compared to 25.6% or $178,989 for the three month period ended September 30, 1998, due to the factors discussed above.

Total research and development expenditures were $118,576 or 14.4% of sales for the three months ended September 30, 1999, compared to $104,351 or 14.9% of sales for the three months ended September 30, 1998, due to the factors discussed above.

Selling expenses increased from $437,005 for the three months ended September 30, 1998 to $505,817 for the three months ended September 30, 1999. The increase is primarily due to salaries and travel for the direct sales force of approximately $117,000. Commissions expense decreased approximately $48,000, due to the direct sales force receiving a lower commission percentage on sales than the indirect sales force.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the nine months ended September 30, 1999 was $27,910, consisting of a net loss of $51,626, adjusted for non-cash items of depreciation and amortization of $279,968, less a net change in operating assets and liabilities of $256,252. The Company saw an increase in inventory during the first nine months of 1999 primarily due to larger catheter inventories as the Company begins its transition to its S-series catheter. The Company also saw an increase in accounts receivable during the first nine months of 1999 primarily due to higher sales compared to 1998.

Net cash used in investing activities for the nine months ended September 30, 1999 was $251,802. Equipment was purchased totaling $245,530 and the Company had additions to patent rights totaling $6,272 during the period.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $152,761. The Company made principal debt payments of $34,858 and borrowed an additional $187,619 on its line of credit.

As a result, the Company's cash and cash equivalents were $895,104 as of September 30, 1999 compared to $834,967 at December 31, 1998. Working capital decreased from $1,890,029 as of December 31, 1998 to $1,864,359 as of September 30, 1999.

On April 29, 1999, the Company signed an extension through September 30, 2000 on its revolving line of credit with a financial institution. The line was increased from $1,500,000 to $2,000,000 and the agreement calls for interest at the rate of 1.00% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets.

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

INFORMATION TECHNOLOGY SYSTEMS
* During 1997, the Company purchased, from a worldwide supplier and developer of information systems, an enterprise-wide software information system with written assurance from the developer that the system will correctly function across the year 2000. The system cost $115,000 and was purchased primarily because the Company needed a much stronger information system to run its business. Y2K compliance was a required criteria of the decision making process.
* The Company regularly budgets 10-15 new computer purchases each year in order to keep its computers current. The new computers typically replace the oldest computers and the old computers are discarded. The Company has purchased 10 new computers during 1999 at a total cost of approximately $25,000. The Company believes that with the purchase of these 10 computers, substantially all of its computers will be Y2K compliant. To the extent that one or several computers are not Y2K compliant, the Company believes that it will not have a material adverse effect on operations.
* The Company upgraded all of its computer users to Microsoft Office 97 in 1998. According to Microsoft, the Microsoft Office 97 products are all Y2K compliant. The total cost of this upgrade was approximately $3,000.

INTERNAL EQUIPMENT/MACHINES
* The Company has compiled a list of internal equipment and machines that may have embedded chips which could be subject to the Y2K problem. Approximately 95% of the list has been investigated and no Y2K issues were discovered. The remaining portion of the list should be completed by November and the Company believes that no significant Y2K issues will be discovered.

COMPANY PRODUCTS
* During 1998, the Company reviewed all of the products it develops, markets and sells and believes that its products are Y2K compliant.

MATERIAL THIRD PARTIES
* The Company has sent out Y2K compliance letters to all of its suppliers. The Company does not conduct any business with its suppliers using EDI technology, so the primary risk associated with its suppliers is in their ability to deliver materials to the Company in a timely manner. Because of the diversity of sources available for the Company's raw materials and subassemblies, the Company believes that any Y2K issues will not have a material impact. If the Company's suppliers have difficulty overcoming the Y2K issue and are unable to ship supplies in a timely manner, the Company may have to build higher inventories at the end of the year or risk slower deliveries in the first quarter of 2000.
* The Company conducts all of its banking (disbursements, lockbox, investments, credit line) with Norwest Bank Minnesota, N.A. (Now merged with Wells Fargo). The Company has been assured that the Bank is ready for the year 2000.

Overall the Company believes that Y2K issues will not have a material adverse effect on the Company's financial position, operations or cash flow; however, there can be no assurance that such will be the case.

This filing on form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: attracting and retaining key personnel; lack of market acceptance of the Company's products; introduction of competitive products; patent and government regulatory matters; performance of the Company's sales representatives and ability to attract effective sales representatives; economic conditions; the ability to raise capital, and the Risk Factors included in Form 8-K filed with the Securities and Exchange Commission on November 13, 1996. All such forward-looking statements whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements. In addition, the Company disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.



PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 - OTHER INFORMATION
         None

ITEM 6(a) - EXHIBITS
         None

ITEM 6(b) - REPORTS ON FORM 8-K
         None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        MEDAMICUS, INC.

                                        By:  /s/ James D. Hartman
Date:  October 28, 1999                 President, Chief Executive Officer and
                                        Chief Financial Officer