Form 10KSB40
period 1999-12-31
MEDAMICUS INC
filed 2000-03-06
CIK 833140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 1999

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB _X_

The issuer's revenues for its most recent fiscal year were $9,013,473

The aggregate market value of the Common Shares held by nonaffiliates of the issuer as of February 29, 2000 was approximately $7,520,787.

Common Shares outstanding at February 29, 2000: 4,114,774 shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 27, 2000 are incorporated by reference into Part III.


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

FIBER OPTIC BUSINESS UNIT

DESCRIPTION
The Company has designed and developed the LuMax Cystometry System, a fiber optic pressure transducer system designed to measure physiological pressures within the human body. Measurement of physiological pressures is a frequently used procedure in the diagnosis and treatment of disorders in the cardiovascular, respiratory, neurological and urological systems. The Company elected to pursue the urological market place where the Company believed the prevalence of female incontinence and prostate obstruction offered the greatest opportunity for future revenue growth. The Company's fiber optic pressure transducer system received marketing clearance from the U. S. Food and Drug Administration in January 1993.

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

Each of the two monitors addresses separate urological market segments. One of the monitors is a stand alone system (the LuMax Cystometry System) which is designed to conduct tests necessary for a physician to diagnose and treat patients with urological disorders including incontinence and benign prostatic hyperplasia (BPH). Its primary market focus is the office-based gynecology and urology practice. The second monitor is an interface unit (the LuMax Interface System) designed to be connected to an existing urodynamic testing system allowing a hospital or urology clinic, with such testing equipment already in place, to use the Company's fiber optic catheters. The Company completed final development of the Interface System and began marketing the product in the second quarter of 1999.

The Company also markets a uroflow accessory to the LuMax Cystometry System that allows urologists to conduct pressure flow studies, a common procedure in the diagnosis of prostate conditions. A uroflow measures volume of urine flow over time to determine severity of blockages caused by an enlarged prostate or other factors. The Company received Food and Drug Administration marketing clearance for this accessory in January 1996.

MARKETS AND MARKETING
The Company markets the LuMax Cystometry System and the LuMax Interface System into the urology, gynecology and hospital markets for the diagnosis of female incontinence and prostate obstruction as well as other urological disorders. It is estimated that over 18 million Americans suffer from some form of incontinence, a problem that is just beginning to be discussed openly and for which a number of treatments have recently been introduced. In order to prescribe the most appropriate therapy, clinicians usually rely on urodynamic testing, which includes several pressure measurement procedures that the Company's LuMax Cystometry System is designed to perform.

An enlarged prostate or benign prostatic hyperplasia (BPH) is a condition that affects half of all men over age 55. A pressure flow study is a urodynamic test designed to measure the severity of the blockage and determine if intervention is appropriate. The Company's LuMax Cystometry System with Uroflow is designed to perform this study.

The urodynamic testing market in the United States consists of four segments: approximately 2,300 urology practices; hospital-based urodynamic testing centers with sophisticated urodynamic systems; uro-gynecology practices, a small but emerging market primarily focused on incontinence; and 19,000 gynecology practices of which only a small percentage are currently equipped to conduct urodynamic testing and, thus, effectively provide the services necessary to treat the incontinent patient.

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

In January 1999, the Company completed the transition to a direct sales force. The Company terminated its contracts with its independent sales representatives effective December 31, 1999 and hired ten experienced sales representatives as full time employees. This direct sales force calls on gynecology and urology practices but does not typically call on the hospital-based urodynamic labs. These urodynamic labs generally utilize high-end urodynamic equipment and the LuMax Interface System was designed to attach to this equipment to allow the customers to use the Company's fiber optic catheters. The Company attempted to sell the Interface System to the hospital-based urodynamic labs during the second and third quarters of 1999 with its direct sales force. While the Company was successful in selling a number of systems into this marketplace, the time involved in selling into this marketplace negatively impacted the LuMax Cystometry System results. The Company is currently exploring alternative options for distributing its LuMax Interface System.

The Company has no plans at this time for international distribution agreements.

MANUFACTURING
The Company currently manufactures its catheters in its existing facility and expects that adequate space will be available to meet the Company's needs during the next several years. As of February 2000, the Company has the capacity to manufacture approximately 7,500 catheters per month on a single shift using semi-automated equipment designed by the Company. The Company expects such equipment will be adequate to meet production requirements until automated equipment is required to increase capacity. The Company is conducting ongoing studies related to the feasibility and cost of automated manufacturing equipment.

As of February 2000, the Company has the capacity to assemble approximately 50 monitors per month on one shift. It is believed that the Company has adequate capacity to meet monitor requirements for the foreseeable future.

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

The Company believes that the disposable external strain gauge transducer has a number of disadvantages when compared to its fiber optic pressure transducer:

* The disposable external strain gauge must be level with the pressure monitoring site on the patient;
*    A leak anywhere in the tubing system could result in inaccurate readings;
* The fluid column connecting the catheter to the external transducer must remain bubble free;
* There are delays in response times as pressure is "piped" from the point of measurement to the external transducer, which may cause inaccuracies; and
* A strain gauge device can be affected by electromagnetic interference from other patient monitors.

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

RESEARCH AND DEVELOPMENT
Research and development expenditures for the Fiber Optic business were $443,771 for 1999, compared to $432,319 in 1998, representing an increase of $11,452 or 2.6%. The Company is near completion on the development of the LuMax Interface System as well as a new lower cost fiber optic catheter. The Company continues to explore product enhancements and new technologies and expects to increase research and development spending in 2000.

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

MARKETS AND MARKETING
The Company estimates that there are more than 1,000,000 procedures performed worldwide each year in which venous vessel introducers are used. Because the majority of vessel introducers are sold in combination with the sale of infusion catheters, implantable ports or pacing leads, the Company's management determined that it would be advantageous for the Company to enter into distribution agreements with medical device manufacturers that will market the Company's vessel introducer with their catheters, implantable ports or pacing leads. Accordingly, the Company entered into such agreements with Medtronic, Inc. and with Bard Access Systems ("Bard"), a subsidiary of C. R. Bard, Inc. for the sale of introducers into their respective markets.

Medtronic, which the Company believes has the largest worldwide market share of pacing leads, is currently purchasing sterilized introducer kits, which include a syringe, hypodermic needle and guide wire, as well as the vessel introducer, packaged by the Company in boxes designed by Medtronic. Medtronic markets the Company's vessel introducer with the slitting device worldwide under its own trade name, "SOLO-TRAKTM". Medtronic has indicated that approximately 40% of their introducer sales consist of SOLO-TRAK, and the remainder of the sales are "peel-away" introducers. The Company also packages a "peel-away" introducer in similar kits for Medtronic.

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

For the years ended December 31, 1999 and 1998, Medtronic accounted for 56% and 55% of total Company sales, respectively. The loss of Medtronic as a customer would have a material adverse effect on the Company. Sales to Bard represent less than 5% of total Company sales.

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

RESEARCH & DEVELOPMENT
Over the past year, the Company has significantly increased its product development activities in order to broaden and improve its venous vessel introducer product offering and to expand its customer base. The Company's management believes that, with the trend towards less invasive surgical procedures, there will be increasing demand for vessel introducers and delivery systems. The Company intends to continue to devote resources at a similar or increased level to 1999 for the purposes of understanding the needs of this market and designing innovative products to meet those needs. There can be no assurance that the Company's development efforts will result in additional revenue. The Company's research and development activities have been coordinated primarily by employees of the Company, although the Company has utilized outside specialists on a contract basis, and expects to continue to do so. For years ended December 31, 1999 and 1998, the Company expended $469,958 and $199,973, respectively, on research and development activities directly related to introducer and delivery system products.

CONTRACT MANUFACTURING
Since October 1985, the Company has performed contract manufacturing services for a variety of medical device companies in the Minneapolis and St. Paul, Minnesota metropolitan area, but currently manufactures four medical products for one company and one medical product for another company. For the years ended December 31, 1999 and 1998, contract manufacturing revenues were approximately 5% and 7% respectively, of the Company's total revenues.

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

The Company's devices may also be subject to regulation in foreign countries, including ISO9000 certification, in order to conduct business in the European Community. Medtronic, and any other entity with which the Company would develop a distribution relationship, are responsible for obtaining approval from the foreign countries in which they desire to sell the vessel introducers manufactured by the Company. On March 11, 1999, the Company received its ISO 9000 certification and also received an EC certificate, allowing the Company to CE Mark its fiber optic products for sale in Europe. Depending upon the distribution relationships established to market the fiber optic products in countries outside the European Community, the Company may be responsible for obtaining approval to sell in those countries.

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

EMPLOYEES

As of February 29, 2000, the Company employed 86 persons, consisting of 82 full-time and 4 part-time.

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

The Company is currently negotiating a new lease with the landlord, which will include expansion into an additional 8,950 square feet of space in the existing building, beginning June 1, 2000. The proposed terms of the agreement call for the Company to sign a new five-year lease for a total of 30,570 square feet. As part of the agreement, the landlord would provide financing in the amount of $150,000 for leasehold improvements which can be used for both the new space, as well as the existing space. The new monthly lease payments would be approximately $19,400 per month, which includes base rent, a portion of the operating expenses and real estate taxes. The base rent can escalate yearly based on the consumer price index.

ITEM 3. LEGAL PROCEEDINGS

The Company's management is not aware of any litigation pending against the Company or its properties.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock has been traded on The Nasdaq Stock Market(SM) under the symbol MEDM since September 1991. The table below shows the high and low closing sales prices for the quarters indicated.

          -------------------------------------------------------------------------------------------
               FIRST QUARTER          SECOND QUARTER          THIRD QUARTER          FOURTH QUARTER
          -------------------------------------------------------------------------------------------
YEAR          LOW        HIGH        LOW        HIGH         LOW        HIGH        LOW        HIGH
-----------------------------------------------------------------------------------------------------
1998         2.250      3.125       1.938      3.063        1.000      2.063       0.813      1.250
-----------------------------------------------------------------------------------------------------
1999          .969      1.438       1.063      1.813        1.438      2.250       1.125      1.813
-----------------------------------------------------------------------------------------------------
2000*        1.500      2.688
-----------------------------------------------------------------------------------------------------

* Through February 29

As of February 29, 2000, the Company had approximately 156 record holders and 1,200 beneficial holders of its common stock. The Company has not paid cash dividends in the past and does not expect to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION
The Company was incorporated under the laws of the state of Minnesota in 1981 and commenced operations in 1985. During the first three years of its existence, the Company devoted the majority of its activities to research and development projects. In 1990, the Company's first proprietary product was announced, a percutaneous venous vessel introducer. Exclusive distribution arrangements were negotiated with Medtronic and Bard for the sale of the introducer into their respective markets.

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

In January 1994, the Company completed a private placement of common stock and warrants, resulting in proceeds to the Company of approximately $1,000,000, net of offering expenses. In October 1994, a private investor purchased 200,000 shares of common stock from the Company for $500,000 and the same investor purchased 266,667 shares for $500,000 in January 1995. In March 1996, the Company obtained a $1,200,000 revolving line of credit with a financial institution. The Company used the line of credit to pay off $500,000 of notes payable with two unaffiliated private investors. In May 1996, the Company completed a private placement of its common stock, resulting in net proceeds to the Company of $1,622,103. In June 1999, the Company increased its revolving line of credit to $2,000,000 and extended it through June 2000.

The Company completed work on the first design of the LuMax System and embarked upon a sales strategy in January 1995 to distribute the LuMax System into the gynecology office market through the use of independent sales representatives. In November 1996, the Company completed development of an upgraded version of the LuMax System, which made it attractive to the urology office market. The Company then contracted with additional independent sales representatives to call into this market

In December 1998, the Company terminated its relationships with its independent sales representatives and hired a ten-person direct sales force that markets the LuMax System to both gynecologists and urologists.

OVERVIEW
Total revenues were $9,013,473 for 1999 compared to $8,031,770 for 1998, representing a 12.2% increase. Total gross profit increased from $3,460,273 for 1998, to $4,169,305 for 1999, representing a 20.5% increase. Total gross profit as a percent of sales increased from 43.1% to 46.3% in such periods. Total research and development expenditures were $913,729 or 10.1% of sales for 1999, compared to $632,292 or 7.9% of sales for 1998, representing a 44.5% increase. Sales and marketing expenses increased from $1,923,035 for 1998 to $2,327,020 for 1999. General and administrative expenses increased from $990,169 for 1998 to $1,030,632 for 1999. The increase in general and administrative expenses was primarily due to increased spending on MIS activities and a larger allocation of rent compared to the previous year. Interest income, interest expense and other expenses remained relatively unchanged in total during the comparable periods.

As a result, the Company had a net loss of $174,664 or $.04 per share for 1999, compared to a net loss of $143,799 or $.03 per share for 1998.

VASCULAR DELIVERY SYSTEMS
Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $5,307,451 for 1999, compared to $4,644,577 for 1998, representing a 14.3% increase. This increase was due to several factors. First, Medtronic placed significant orders for product during the first four months of 1999 in order to build inventories of the Company's new kink-resistant slitter introducer. Second, the Company started shipping Left Heart Delivery System kits to Medtronic during the third quarter of 1999. These kits, co-developed by Medtronic and the Company, are used to deliver a pacing lead to the left side of the heart. Finally, the Company shipped its first order of coaxial dilator micro-introducers to a substantial new customer during the third quarter of 1999. The Company recently received FDA clearance to market this new product. The Company expects introducer sales to increase in 2000 as it continues to roll out its new product offerings to Medtronic and other potential customers.

Contract manufacturing sales were $472,982 for 1999, compared to $568,003 for 1998, representing a 16.7% decrease. This decrease was due to one of the Company's contract customers ordering lower quantities of product during the comparable periods. The Company expects 2000 contract manufacturing sales to be comparable to those achieved in 1999. The Company also does some contract research and development work periodically for Medtronic and realized sales of $101,560 for 1999 compared to $110,151 for 1998.

The gross profit percentage on vessel introducers and contract manufacturing totaled 51.2% for 1999, compared to 49.7% for 1998. The increase in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to the efficiencies realized with the larger volume of product during 1999.

Research and development expenditures were $469,958 or 8.0% of Vascular Delivery System sales for 1999, compared to $199,973 or 3.8% of Vascular Delivery System sales for 1998. The Company increased its engineering staff, has been working on a number of projects for Medtronic, and is also working on several new introducer product concepts. The Company expects research and development expenditures in 2000 to be comparable to 1999.

Sales activities are conducted primarily by two independent sales representatives. Selling expenses increased from $51,535 for 1998 to $118,441 for 1999. This increase was due to several factors. First, commission expense increased due to the increase in sales. Second, the Company contracted with a second sales person in May 1999 to help with sales of new introducer products into the non-pacing marketplace. Finally, the Company attended more trade shows in 1999 and developed a brochure to increase awareness of its product offerings. The Company expects selling expenses to increase in 2000 as it continues to work at building its customer base and increases sales.

FIBER OPTIC
Sales of the Company's fiber optic pressure sensing products were $3,131,480 for 1999, compared to $2,709,039 for 1998, representing a 15.6% increase. Monitor sales remained relatively flat and catheter sales increased 30.9% or $351,588 over the comparable period. The Company also saw increases in its accessory and service sales totaling $76,088.

Monitor sales remained flat, primarily due to the following: First, the Company terminated its relationships with its indirect sales force on December 31, 1998 and started selling with a new ten person direct sales force in January 1999 which negatively impacted the comparable monitor sales during the first half of 1999. Second, the Company launched the LuMax Interface System late in the second quarter. While the Company was successful in placing the Interface in a number of major institutions, sales of the LuMax Cystometry System suffered due to the time spent by the sales force learning the Interface. The Company discontinued selling the Interface System through its sales force in the fourth quarter of 1999 and is currently exploring other distribution options. Finally, the Company experienced some turnover in its direct sales force during the third quarter, leaving several territories with only minimal sales coverage. The Company has hired replacement sales people and enters 2000 with a full sales force. The Company expects to see increases in its monitor sales in 2000.

The gross profit percentage on fiber optic products totaled 36.9% or $1,155,508 for 1999 compared to 30.1% or $815,795 for 1998. While the Company was pleased with the improvement in its gross profit percentage and dollars, the percentage and dollars were impacted by the costs associated with launching the new S-Series catheter. The Company spent approximately $100,000 in the second half of 1999 to upgrade existing LuMax systems in the field in order to accommodate the new catheter. Unfortunately, the result of taking systems out of the field for several weeks each was a decrease in catheter sales for the second half of 1999. The Company also incurred additional costs associated with ramping up production of the new S-Series catheter. These activities should lead to improved catheter margins in the year ahead. The Company expects gross profit in the fiber optic business to improve in the future as the Company increases sales, improves catheter yields, and better utilizes its capacity.

Total research and development expenditures were $443,771 or 14.2% of Fiber Optic sales for 1999, compared to $432,319 or 16.0% of Fiber Optic sales for 1998. The Company has completed development of the LuMax Interface System, as well as a new lower cost catheter. However, the Company continues to explore product enhancements and new technologies and expects research and development expenditures to increase in 2000.

Selling expenses increased from $1,871,500 in 1998 to $2,208,579 for 1999. The increase was due to salaries and travel for the direct sales force of approximately $510,000, offset by a reduction in commissions expense of approximately $175,000 due to the direct sales force receiving a lower commission percentage on sales than the indirect sales force.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 1999, the Company had unrestricted cash and cash equivalents and investments of $1,006,695, compared to $1,022,055 as of December 31, 1998. Net cash provided by operating activities during the year ended December 31, 1999 was $46,538, consisting primarily of a net loss of $174,664, adjusted for non-cash items of depreciation and amortization of $371,196, less a net change in operating assets and liabilities of $149,994.

Net cash used in investing activities in 1999 was $336,422, consisting of acquisition of property and equipment for $312,092, and the addition to patent rights of $24,330.

Net cash provided by financing activities was $274,524, consisting primarily of payments on the Company's capital lease obligations of $42,780 and additional borrowings on the line of credit of $317,304.

On April 29, 1999, the Company signed an extension through June 30, 2000 on its revolving line of credit with a financial institution. The line was increased from $1,500,000 to $2,000,000 and the agreement calls for interest at the rate of 1% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets. The agreement also requires the Company to meet certain financial covenants. The Company anticipates that it will be able to extend the line of credit when it expires in June 2000. If the financial institution decides not to extend the agreement, additional capital may be required to fund 2000 operations and capital expenditure requirements. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities. If the Company is unable to obtain financing when required, the Company could be forced to curtail its operations.

As of December 31, 1999, the Company's current assets exceeded current liabilities by $1,724,862, with a current ratio of 1.9 to 1, compared to working capital of $1,890,029 or a current ratio of 2.2 to 1 as of December 31, 1998. Accounts receivable increased from $1,141,302 as of December 31, 1998 to $1,229,665 as of December 31, 1999, an increase of $88,363. This increase was primarily due to higher sales levels in 1999 over 1998. Receivables, as a percentage of sales, remained constant at about 14% for both periods. Inventory increased from $1,314,726 as of December 31, 1998 to $1,407,189 as of December 31, 1999, an increase of $92,463. This increase is primarily due to increased inventory levels for introducers and catheters as the Company continues to see sales growth of these two products. Accounts payable remained relatively unchanged during the comparable periods. Finally, notes payable to bank increased from $934,909 as of December 31, 1998 to $1,252,213 as of December 31, 1999, an increase of $317,304.

At December 31, 1999, the Company had income tax carryforwards of net operating losses (NOL's) of approximately $5,655,000 and research and development credit carryforwards of approximately $259,000. At December 31, 1999, the Company's net deferred tax assets, totaling approximately $2,752,000, have been fully offset by a valuation allowance due to their uncertainty of realization. Realization of these deferred tax assets is dependent upon sufficient future taxable income during the period the deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

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

ITEM 7. FINANCIAL STATEMENTS

The Independent Auditor's Report for the years ended December 31, 1999 and 1998 is included as Exhibit 23.2 attached hereto.

                                 BALANCE SHEETS

                                                                            DECEMBER 31, 1999   DECEMBER 31, 1998
                                                                          ---------------------------------------
ASSETS (Note 5)
CURRENT ASSETS:
     Cash and cash equivalents                                                $    1,006,695      $    1,022,055
     Accounts receivable, less allowance for doubtful accounts of
        $22,837 and $25,231, respectively (Note 8)                                 1,229,665           1,141,302
     Inventories (Note 2)                                                          1,407,189           1,314,726
     Prepaid expenses and other assets                                                72,915              53,945
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               3,716,464           3,532,028
-----------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT: (Note 6)
     Equipment                                                                     2,401,566           2,130,171
     Office furniture, fixtures and computers                                        673,338             566,191
     Leasehold improvements                                                          365,800             363,950
-----------------------------------------------------------------------------------------------------------------
                                                                                   3,440,704           3,060,312
     Less accumulated depreciation and amortization                               (2,750,073)         (2,382,686)
-----------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                           690,631             677,626
-----------------------------------------------------------------------------------------------------------------

PATENT RIGHTS, net of accumulated amortization of
   $151,122 and $147,313, respectively                                                30,667              10,146
=================================================================================================================
TOTAL ASSETS                                                                  $    4,437,762      $    4,219,800
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank (Note 5)                                            $    1,252,213      $      934,909
     Accounts payable                                                                383,280             394,385
     Accrued expenses (Note 3)                                                       334,365             273,458
     Current installments of capital lease obligations (Note 6)                       21,744              39,247
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                          1,991,602           1,641,999
-----------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments (Note 6)                    47,299               4,276

-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  2,038,901           1,646,275
-----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY: (Note 7)
     Preferred stock-undesignated, authorized 1,000,000 shares                             0                   0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,114,774 and 4,112,274 shares, respectively                      41,148              41,123
     Additional paid-in capital                                                    8,578,117           8,578,142
     Accumulated deficit                                                          (6,220,404)         (6,045,740)
-----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                         2,398,861           2,573,525
=================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $    4,437,762      $    4,219,800
=================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS

                            STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                  1999                1998
-----------------------------------------------------------------------------------
Net sales (Note 8)                              $    9,013,473      $    8,031,770
Cost of sales                                        4,844,168           4,571,497
-----------------------------------------------------------------------------------
GROSS PROFIT                                         4,169,305           3,460,273
-----------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                          913,729             632,292
     Selling, general and administrative             3,357,652           2,913,204
-----------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                             4,271,381           3,545,496
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
OPERATING LOSS                                        (102,076)            (85,223)
-----------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                  (95,442)            (92,976)
     Interest income                                    37,713              43,845
     Other                                             (14,859)             (9,445)
-----------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                           (72,588)            (58,576)
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
NET LOSS                                        $     (174,664)     $     (143,799)
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE     $        (0.04)     $        (0.03)
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           4,112,479           4,112,274
-----------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Common Stock           Additional
                                                    ------------------------       Paid-In        Accumulated
YEARS ENDED DECEMBER 31, 1999 AND 1998                Shares        Amount         Capital          Deficit           Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                       4,112,274   $      41,123   $   8,578,142    $  (5,901,941)   $   2,717,324
Net loss for the year ended December 31, 1998              --              --              --         (143,799)        (143,799)
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                       4,112,274   $      41,123   $   8,578,142    $  (6,045,740)   $   2,573,525
Warrants exercised (cashless)                           2,500              25             (25)              --               --
Net loss for the year ended December 31, 1999              --              --              --         (174,664)        (174,664)
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                       4,114,774   $      41,148   $   8,578,117    $  (6,220,404)   $   2,398,861
===============================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                                             1999                1998
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             $     (174,664)     $     (143,799)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                          371,196             464,766
          Interest added to investments                                                                0                (704)
          Changes in operating assets and liabilities:
               Accounts receivable                                                               (88,363)           (136,363)
               Inventories                                                                       (92,463)           (144,437)
               Prepaid expenses and other assets                                                 (18,970)             42,478
               Accounts payable                                                                  (11,105)           (212,644)
               Accrued expenses                                                                   60,907              65,346
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               46,538             (65,357)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                        (312,092)           (251,484)
     Additions to patent rights                                                                  (24,330)            (14,938)
     Sales of available-for-sale marketable securities, including sales of securities
       which matured                                                                                   0              20,000
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (336,422)           (246,422)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                                                       (42,780)            (41,503)
     Borrowings on note payable to bank                                                          317,304             275,669
     Payments on note payable to customer                                                              0              (2,822)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        274,524             231,344
-----------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (15,360)            (80,435)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                   1,022,055           1,102,490

CASH AND CASH EQUIVALENTS, END OF YEAR                                                    $    1,006,695      $    1,022,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                                               $       90,749      $       92,133
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred on purchase of equipment                                     $       68,300      $           --
-----------------------------------------------------------------------------------------------------------------------------

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that value:

* CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of these instruments.
* NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS: The fair value of the Company's notes payable and capital lease obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 1999 and 1998, the fair value of the Company's notes payable and capital lease obligations approximated their carrying value.

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

BASIC AND DILUTED NET LOSS PER SHARE Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. As described in Note 7, at December 31, 1999 and 1998, the Company had options and warrants outstanding to purchase a total of 924,742 and 1,022,550 shares of common stock, respectively, at a weighted average exercise price of approximately $3.23 and $3.73, respectively. However, because the Company has incurred a loss in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, basic and diluted loss per-share amounts are the same in each period presented.


--------------------------------------------------------------------------------
2. INVENTORIES
--------------------------------------------------------------------------------

INVENTORIES AT DECEMBER 31, 1999 AND 1998 CONSISTED OF THE FOLLOWING:

                                                      1999           1998
--------------------------------------------------------------------------
Purchased parts and subassemblies              $   844,775    $   737,375
Work in process                                    268,439        274,289
Finished goods                                     293,975        303,062
--------------------------------------------------------------------------
                                               $ 1,407,189    $ 1,314,726
==========================================================================


--------------------------------------------------------------------------------
3. ACCRUED EXPENSES
--------------------------------------------------------------------------------

ACCRUED EXPENSES AT DECEMBER 31, 1999 AND 1998 CONSISTED OF THE FOLLOWING:

                                                      1999           1998
--------------------------------------------------------------------------
Compensation                                     $ 264,110      $ 166,980
Other                                               70,255        106,478
--------------------------------------------------------------------------
                                                 $ 334,365      $ 273,458
==========================================================================

--------------------------------------------------------------------------------
4. INCOME TAXES
--------------------------------------------------------------------------------

At December 31, 1999, the Company had carry-forwards of net operating losses (NOL's) of approximately $5,655,000 and research and development credit carry-forwards of approximately $259,000 for income tax purposes. These carry-forwards are available to offset future taxable income and related income taxes, respectively, and expire as follows:

                                                    NET      RESEARCH AND
                                              OPERATING   DEVELOPMENT TAX
YEAR OF EXPIRATION                               LOSSES           CREDITS
--------------------------------------------------------------------------
2002                                            $15,000            $1,000
2003                                             90,000             3,000
2004                                            200,000             5,000
2005                                            285,000             3,000
2006                                            275,000            10,000
2007                                            670,000            28,000
2008                                          1,300,000            55,000
2009                                          1,170,000            36,000
2010                                            664,000            13,000
2011                                            966,000            16,000
2012                                                  0            23,000
2018                                                  0            26,000
2019                                             20,000            40,000
--------------------------------------------------------------------------
                                             $5,655,000          $259,000
==========================================================================

The appropriate tax effect of each type of temporary difference and carry-forward is:

                                                      1999           1998
--------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carry-forwards          $2,152,000     $2,141,000
     Depreciation                                  210,000        197,000
     Vacation accrual                               38,000         26,000
     Inventory                                      31,000         22,000
     Other                                          62,000         57,000
     Tax credit carry-forwards                     259,000        219,000
--------------------------------------------------------------------------
                                                $2,752,000     $2,662,000
Less valuation allowance                        (2,752,000)    (2,662,000)
--------------------------------------------------------------------------
          NET DEFERRED TAX ASSETS                       $0             $0
==========================================================================

Due to the uncertainty surrounding the realization and timing of the benefits resulting from its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. A reconciliation of the valuation allowance for deferred tax assets is as follows:

                                                          1999           1998
------------------------------------------------------------------------------
Valuation allowance at beginning of the year        $2,662,000     $2,587,000
Addition to allowance                                   90,000         75,000
------------------------------------------------------------------------------
VALUATION ALLOWANCE AT END OF THE YEAR              $2,752,000     $2,662,000
==============================================================================

The total tax benefit differs from the expected tax benefit, computed by applying the federal statutory rate to the Company's net loss as follows:

                                                                1999       1998
--------------------------------------------------------------------------------
Expected income tax benefit                                 $(61,000)  $(50,000)
Effect of net operating loss and tax credit carryforwards
  with no current benefit                                     90,000     73,000
State income taxes                                            (5,000)    (4,000)
Income tax credits                                           (40,000)   (26,000)
Non-deductible expenses                                       16,000      7,000
--------------------------------------------------------------------------------
NET TAX BENEFIT                                                   $0         $0
================================================================================


--------------------------------------------------------------------------------
5. NOTES PAYABLE
--------------------------------------------------------------------------------

NOTE PAYABLE TO BANK On April 29, 1999, the Company signed an extension through June 30, 2000 on its revolving line of credit with a financial institution. The line was increased from $1,500,000 to $2,000,000 and the agreement calls for interest at the rate of 1% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets. The agreement also requires the Company to meet certain financial covenants. Outstanding borrowings under the agreement were $1,252,213 at December 31, 1999.

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


--------------------------------------------------------------------------------
6. LEASES
--------------------------------------------------------------------------------

The Company is obligated under capital lease agreements for equipment. Future minimum payments under capital leases are as follows:

YEARS ENDING DECEMBER 31,                                            AMOUNT
-------------------------                                            ------
2000                                                                $30,275
2001                                                                 27,175
2002                                                                 22,129
----------------------------------------------------------------------------
Total minimum lease payments                                         79,579
Less amounts representing interest imputed at 10.3% to 12.8%         10,536
----------------------------------------------------------------------------
Present value of net minimum lease payments                          69,043
Less current installments                                            21,744
----------------------------------------------------------------------------
                                                                    $47,299
============================================================================

Capital leases are secured by the equipment underlying the lease.

Equipment under capital leases as of December 31, 1999 and 1998 are as follows:

                                                       1999            1998
----------------------------------------------------------------------------
Equipment                                          $201,137        $132,768
Less accumulated amortization                      (136,907)        (99,069)
----------------------------------------------------------------------------
                                                    $64,229         $33,699
============================================================================

The Company leases its office and manufacturing facility under an operating lease that expires in April 2000. The Company is currently leasing 21,665 square feet with a monthly base rent of approximately $9,025. The Company intends to sign a contract extension on its existing space, as well as expand into additional space within the same building beginning June 1, 2000. The Company also leases certain office equipment under operating leases. Future minimum payments under operating leases are as follows:

YEARS ENDING DECEMBER 31,                                             AMOUNT
-------------------------                                             ------
2000                                                                 $34,021
2001                                                                   6,940
2002                                                                   6,940
2003                                                                   6,940
2004                                                                   2,892
-----------------------------------------------------------------------------
TOTAL MINIMUM LEASE PAYMENTS                                         $57,733
=============================================================================

Total rent expense, including operating expenses and real estate taxes, was approximately $159,000 for the years ended December 31, 1999 and 1998.


--------------------------------------------------------------------------------
7. SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

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

EVENT                                             # SHARES     PRICE    EXPIRE
--------------------------------------------------------------------------------
Private stock purchase 1995 (investment advisor)    10,667    $1.875   01/27/00
Investment agreement with Empi                      66,845    $5.610   01/20/02
Private placement 1994                             309,555    $5.610   01/20/02
Non-employee consultant                              7,500    $2.560   02/25/02
Non-employee consultant                             10,000    $1.030   02/25/02
--------------------------------------------------------------------------------
TOTAL  OUTSTANDING                                 404,567
--------------------------------------------------------------------------------

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                            1999          1998
-------------------------------------------------------------------------------
Net loss - as reported                                $ (174,664)   $ (143,799)
Net loss - pro forma                                  $ (207,242)   $ (195,895)
Basic and diluted net loss per share - as reported        $ (.04)       $ (.03)
Basic and diluted net loss per share - pro forma          $ (.05)       $ (.05)
-------------------------------------------------------------------------------

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998:

                                                             1999          1998
--------------------------------------------------------------------------------
Expected dividend yield                                        0%            0%
Expected stock price volatility                             46.1%         41.8%
Risk-free interest rate                                      5.5%          5.4%
Expected life of options (years)                                6             7
--------------------------------------------------------------------------------
Weighted average fair value of options granted/re-
priced                                                       $.51          $.29
--------------------------------------------------------------------------------

Additional information relating to all outstanding options as of December 31, 1999 and 1998 is as follows:

                                          -------------------------------------------------------
                                                     1999                        1998
                                          -------------------------------------------------------
                                                       WEIGHTED AVG                WEIGHTED AVG
                                             SHARES   EXERCISE PRICE     SHARES   EXERCISE PRICE
                                          -------------------------------------------------------
Options outstanding, beginning of year      390,675        $1.66        371,233        $1.72
Options granted                             169,200         1.45        147,075         1.53
Options exercised                                 0         0.00              0         0.00
Options surrendered                         (39,700)        1.76       (127,633)        1.61
-------------------------------------------------------------------------------------------------
Options outstanding, end of year            520,175        $1.58        390,675        $1.66
Options available for grant at end of year   63,850                     185,350
-------------------------------------------------------------------------------------------------
     Total reserved shares                  584,025                     576,025
-------------------------------------------------------------------------------------------------

Of the options outstanding at December 31, 1998, 183,284 exercisable at a weighted average price of $1.78 per share.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                          -----------------------------------------------------------------------
                                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------------
                                            Weighted Avg.
                             Number          Remaining                             Number
Range of Exercise        Outstanding at   Contractual Life     Weighted Avg     Exercisable at     Weighted Avg.
Prices                      12/31/99           (Yrs)          Exercise Price       12/31/99       Exercise Price
-----------------------------------------------------------------------------------------------------------------
  $ .81 - $1.49             177,900             5.5               $1.18             96,600             $1.23
  $1.50 - $2.25             296,275             5.7               $1.58            113,467             $1.57
  $2.26 - $4.00              46,000             4.6               $3.17             41,200             $3.16
-----------------------------------------------------------------------------------------------------------------
  $ .81 - $4.00             520,175             5.6               $1.58            251,267             $1.70
-----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
8. SIGNIFICANT CUSTOMER
--------------------------------------------------------------------------------

The Company extends unsecured credit to customers primarily in the United States. For the years ended December 31, 1999 and 1998, one customer accounted for 56% and 55% of sales, respectively. This customer accounted for 52% of accounts receivable as of December 31, 1999 and 62% as of December 31, 1998.


--------------------------------------------------------------------------------
9. RETIREMENT PLAN
--------------------------------------------------------------------------------

The Company has a profit sharing plan (the Plan) classified as a defined contribution plan and qualifying under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company matches 10% of an employee's contribution provided the employee's contribution does not exceed 5% of the employee's compensation. Matching contributions for the years ended December 31, 1999 and 1998 were $8,969 and $7,910, respectively. The Company's Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan's inception.


--------------------------------------------------------------------------------
10. SEGMENT AND RELATED INFORMATION
--------------------------------------------------------------------------------

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

                               VASCULAR DELIVERY
1999                                     SYSTEMS     FIBER OPTIC          TOTAL
--------------------------------------------------------------------------------
Revenues                              $5,881,993      $3,131,480     $9,013,473
Segment profit (loss)                  1,873,788      (2,048,452)      (174,664)
Total assets                           2,228,951       2,208,811      4,437,762
Capital expenditures                     221,016         159,376        380,392
Depreciation and amortization            100,479         270,718        371,197
Interest expense                          47,721          47,721         95,442
Interest income                           18,857          18,856         37,713


                               VASCULAR DELIVERY
1998                                     SYSTEMS     FIBER OPTIC          TOTAL
--------------------------------------------------------------------------------
Revenues                              $5,322,731      $2,709,039     $8,031,770
Segment profit (loss)                  1,868,597      (2,012,396)      (143,799)
Total assets                           2,028,191       2,191,609      4,219,800
Capital expenditures                      95,398         156,086        251,484
Depreciation and amortization            141,654         323,112        464,766
Interest expense                          46,488          46,488         92,976
Interest income                           21,923          21,922         43,845

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 concerning the executive officers and directors of the Company is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

*    Ownership of Voting Securities by Principal Holders and Management
*    Proposal 1 - Election of Board of Directors
*    Nominees for Election to Board of Directors
*    Board of Directors and Committees
*    Remuneration of Members of the Board of Directors
*    Executive Officers of the Company
*    Executive Compensation
*    Section 16(a) Beneficial Ownership Reporting Compliance

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

*    Executive Compensation

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

*    Ownership of Voting Securities by Principal Holders and Management

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

                                   MEDAMICUS, INC.

Date: March 2, 2000                By: /s/ James D. Hartman
                                   President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


--------------------------------------------------------------------------------
NAME                      TITLE                                           DATE
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ James D. Hartman      President and Chief Executive Officer         03/02/00
                          Principal Financial and Accounting Officer
                          Director
--------------------------------------------------------------------------------
/ / Thomas L. Auth        Director
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/ / Richard L. Little     Director
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ Richard F. Sauter     Director                                      03/02/00
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ Michael M. Selzer     Director                                      03/02/00
--------------------------------------------------------------------------------

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

 3.3        By-laws of the Company (incorporated by reference to Exhibit
            3.3 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

*10.1 Employment Agreement, dated February 19, 1996, between the Company and Dennis S. Madison (incorporated by reference to
            Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

*10.2 Employment Agreement, dated February 19, 1996, between the Company and James D. Hartman (incorporated by reference to
            Exhibit 10.3 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

*10.3 MedAmicus, Inc. 1991 Non-Statutory Stock Option Plan, restated to reflect amendments dated December 18, 1991 (incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-KSB for the year ended December 31,
            1991).

*10.4 MedAmicus, Inc. Stock Option Incentive Plan, restated to reflect amendments dated December 18, 1991, amendments approved by shareholders on April 21, 1994, and amendments approved by shareholders on April 24, 1997 (incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-KSB for the year ended December 31, 1997).

 10.5 Supply Agreement, dated May 3, 1991, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

 10.6 Lease Agreement, dated February 2, 1990, between the Company and Jagodzinski Properties, including First Amendment to Lease Agreement, dated May 1, 1991 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-18 [File No. 33-42112C] ).

 10.7 Second Amendment to Lease Agreement, dated December 3, 1991, between Jagodzinski Properties and the Company (incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1991).

 10.8 Addendum to Supply Agreement, dated August 1, 1994, by and between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.24 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994).

 10.9 Credit and Security Agreement, dated March 5, 1996, by and between the Company and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

EXHIBIT #   DESCRIPTION                                                   PAGE
--------------------------------------------------------------------------------

 10.10 Revolving Note, dated March 26, 1996 to Norwest Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31,
            1995).

 10.11 Collateral Account Agreement, dated March 26, 1996, by and between the Company and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

 10.12 Lockbox Agreement, dated March 26, 1996 by and among the Company, Norwest Credit, Inc. and Norwest Bank Minnesota (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31,
            1995).

 10.13 Management Support Agreement, dated March 26, 1996 by and among the Company, James Hartman and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31,
            1995).

*10.14 MedAmicus, Inc. 1996 Non-Employee Director and Medical Advisory Board Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).

 10.15 First Amendment to Credit and Security Agreement, dated June 24, 1997, by and between the Company and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1997).

 10.16 Second amendment to credit and security agreement, dated May 21, 1998, between the Company and Norwest Credit, Inc
            (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1998)

 10.17 Third amendment to credit and security agreement, dated June 17, 1998, between the Company and Norwest Credit, Inc
            (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1998)

 10.18 Revolving note agreement, dated June 17, 1998, between the Company and Norwest Credit, Inc (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1998)

 10.19 Fourth amendment to credit and security agreement, dated April 29, 1999, between the Company and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999)

 10.20 Revolving note agreement, dated April 29, 1999, between the Company and Wells Fargo Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999) 21.1 Subsidiaries of the Registrant. None.

 23.1       Consent of McGladrey & Pullen, LLP.

 23.2       Independent Auditor's Report for the years ended December
            31, 1998 and 1999

 27         Financial Data Schedule

                  * Indicates a management contract or compensatory plan or
                    arrangement