Form 10QSB
period 2000-03-31
MEDAMICUS INC
filed 2000-05-11
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the quarterly period ended March 31, 2000

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

                                 (763) 559-2613
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of Registrant's Common Stock outstanding on March 31, 2000 was 4,126,574

Transitional Small Business Disclosure Format.  Yes ___ No _X_

                                 MEDAMICUS, INC.
                                      INDEX


--------------------------------------------------------------------------------
                                                                          Page #
--------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
 Balance Sheets as of March 31, 2000 and December 31, 1999                     3
 Statements of Operations for the three months ended March 31, 2000 and 1999   4
 Statement of Shareholders' Equity for the three months ended March 31, 2000   4
 Statements of Cash Flows for the three months ended March 31, 2000 and 1999   5
 Condensed Notes to the Financial Statements                                 6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                               7-10

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     10
ITEM 2. CHANGES IN SECURITIES                                                 10
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   10
ITEM 5. OTHER INFORMATION                                                  11-12
ITEM 6(a). EXHIBITS                                                           12
ITEM 6(b). REPORTS ON FORM 8-K                                                12

                           BALANCE SHEETS (UNAUDITED)

                                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                                            ------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $      915,799      $    1,006,695
     Accounts receivable, net of allowance for doubtful accounts of
        $50,334 and $22,834, respectively                                          1,461,102           1,229,665
     Inventories                                                                   1,445,196           1,407,189
     Prepaid expenses and other assets                                                96,436              72,915
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               3,918,533           3,716,464
-----------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                     2,453,773           2,401,566
     Office furniture, fixtures and computers                                        698,299             673,338
     Leasehold improvements                                                          374,705             365,800
-----------------------------------------------------------------------------------------------------------------
                                                                                   3,526,777           3,440,704
     Less accumulated depreciation and amortization                               (2,827,165)         (2,750,073)
-----------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                           699,612             690,631
-----------------------------------------------------------------------------------------------------------------

PATENT RIGHTS, net of accumulated amortization of
      $153,115 and $151,122, respectively                                             33,316              30,667
=================================================================================================================
TOTAL ASSETS                                                                  $    4,651,461      $    4,437,762
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                                     $    1,541,012      $    1,252,213
     Accounts payable                                                                438,524             383,280
     Accrued expenses                                                                272,052             334,365
     Current installments of capital lease obligations                                21,744              21,744
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                          2,273,332           1,991,602
-----------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments                             41,479              47,299

-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  2,314,811           2,038,901
-----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                             0                   0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,126,574 and 4,114,774 shares, respectively                      41,266              41,148
     Additional paid-in capital                                                    8,591,012           8,578,117
     Accumulated deficit                                                          (6,295,628)         (6,220,404)
-----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                         2,336,650           2,398,861
=================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $    4,651,461      $    4,437,762
=================================================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                     MARCH 31, 2000      MARCH 31, 1999
                                                                   -------------------------------------
Sales                                                                $    2,610,564      $    2,287,458
Cost of sales                                                             1,369,953           1,187,713
--------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                              1,240,611           1,099,745
--------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                               239,748             217,174
     Selling, general and administrative                                  1,048,615             840,147
--------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                  1,288,363           1,057,321
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                                     (47,752)             42,424
--------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                       (33,137)            (17,968)
     Interest income                                                         11,207               8,879
     Other                                                                   (5,542)             (6,839)
--------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                                (27,472)            (15,928)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                    $      (75,224)     $       26,496
--------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE
     Basic                                                           $        (0.02)     $         0.01
     Diluted                                                         $        (0.02)     $         0.01

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
     Basic                                                                4,116,288           4,112,274
     Diluted                                                              4,116,288           4,117,914

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                 STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                          Common Stock         Additional
                                                   ------------------------     Paid-In       Accumulated
THREE MONTHS ENDED MARCH 31, 2000                     Shares       Amount       Capital         Deficit          Total
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                        4,114,774   $   41,148   $  8,578,117   $ (6,220,404)   $  2,398,861
Options exercised                                        1,800   $       18   $      2,695   $         --           2,713
Warrants exercised                                      10,000   $      100   $     10,200   $         --          10,300
Net loss for the three month period ended 3/31/00            0            0              0        (75,224)        (75,224)
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 2000                           4,126,574   $   41,266   $  8,591,012   $ (6,295,628)   $  2,336,650
--------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                             March 31, 2000     March 31, 1999
                                                                                           ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                       $      (75,224)    $       26,496
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                              79,085            102,239
          Interest added to investments                                                                   0                  0
          Changes in operating assets and liabilities:
               Accounts receivable                                                                 (231,437)            43,707
               Inventories                                                                          (38,007)           (26,941)
               Prepaid expenses and other assets                                                    (23,521)            (4,494)
               Accounts payable                                                                      55,244           (103,467)
               Accrued expenses                                                                     (62,313)            65,874
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                (296,173)           103,414
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                         (86,073)          (105,232)
     Additions to patent rights                                                                      (4,642)              (465)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                               (90,715)          (105,697)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                 (5,820)           (11,246)
     Proceeds from exercise of options                                                                2,713                  0
     Proceeds from exercise of warrants                                                              10,300                  0
     Proceeds from (payments on) note payable to bank                                               288,799            (39,871)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                 295,992            (51,117)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                         (90,896)           (53,400)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    1,006,695          1,022,055
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $      915,799     $      968,655
-------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                $       30,957     $       17,895

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 1999, filed by the Company with the Securities and Exchange Commission.

The financial statements presented herein as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                          MARCH 31, 2000      DECEMBER 31, 1999
                                          --------------      -----------------
Purchased parts and subassemblies             $  927,004             $  844,775
Work in process                                  303,170                268,439
Finished goods                                   215,022                293,975
--------------------------------------------------------------------------------
TOTAL INVENTORY                               $1,445,196             $1,407,189
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

4. SEGMENT AND RELATED INFORMATION
The Company has two primary business units that comprise the internal reporting structure for its management. These business units are the Percutaneous Delivery Systems (formerly called Vascular Delivery Systems) business unit and the Fiber Optic business unit which are defined below. The Company allocates its general and administrative expenses, as well as interest income, interest expense and other expenses evenly across both business units.

PERCUTANEOUS DELIVERY SYSTEMS: This business segment consists of activities related to the development, manufacture and sale of vascular delivery products, on an OEM basis, primarily to Medtronic and several other contract manufacturing customers.

FIBER OPTIC: This business segment consists of activities related to the development, manufacture and sale of the Company's LuMax Cystometry System and related supplies and accessories.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                   PERCUTANEOUS
QUARTER ENDED 3/31/00            DELIVERY SYSTEMS    FIBER OPTIC          TOTAL
--------------------------------------------------------------------------------
Revenues                               $1,830,370     $  780,194     $2,610,561
Segment profit (loss)                     544,952       (620,176)       (75,224)
Total assets                            2,416,864      2,234,597      4,651,461
Capital expenditures                       39,685         46,388         86,073
Depreciation and amortization              25,770         53,315         79,085
Interest expense                           16,569         16,568         33,137
Interest income                             5,604          5,603         11,207

                                   PERCUTANEOUS
QUARTER ENDED 3/31/99            DELIVERY SYSTEMS    FIBER OPTIC          TOTAL
--------------------------------------------------------------------------------
Revenues                               $1,583,552     $  703,906     $2,287,458
Segment profit (loss)                     583,532       (557,036)        26,496
Total assets                            1,921,679      2,235,907      4,157,586
Capital expenditures                        8,188         97,044        105,232
Depreciation and amortization              21,957         80,282        102,239
Interest expense                            8,984          8,984         17,968
Interest income                             4,440          4,439          8,879

5. COMMITMENTS
The Company signed a new five-year lease agreement for space commencing on June 1, 2000. The Company is currently leasing 21,665 square feet of space at a total monthly rate (taxes and CAM included) of approximately $13,242. Beginning June 1, the Company will lease an additional 9,672 square feet of contiguous space (31,337 square feet total) at a total monthly rate of approximately $20,716.

In addition to the on-going monthly rent payments, the agreement calls for the Landlord to provide up to $150,000 in funding for leasehold improvements. The Company will reimburse the landlord for the total amount spent on leasehold improvements plus 8% interest on the outstanding balance over the remaining term of the lease through additional monthly payments.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

OVERVIEW
Total revenues were $2,610,564 for the three months ended March 31, 2000 compared to $2,287,458 for the three months ended March 31, 1999, representing a 14.1% increase. Total gross profit increased from $1,099,745 for the three months ended March 31, 1999, to $1,240,611 for the three months ended March 31, 2000, representing a 12.8% increase. Total gross profit as a percent of sales decreased from 48.1% to 47.5% in such periods. Total research and development expenditures were $239,748 or 9.2% of sales for the three months ended March 31, 2000, compared to $217,174 or 9.5% of sales for the three months ended March 31, 1999. Sales and marketing expenses increased from $579,533 for the three month period ended March 31, 1999 to $732,754 for the three month period ended March 31, 2000. General and administrative expenses increased from $260,614 for the three months ended March 31, 1999 to $315,861 for the three months ended March 31, 2000. This increase was primarily due to increased spending on salaries, registration costs associated with maintaining ISO 9000 certification, and a $26,000 charge to bad debts during the quarter related to two customers. Interest income and other expenses remained relatively unchanged in total during the comparable periods. Interest expense increased $15,169 between the comparable periods primarily due to larger outstanding borrowings on the line of credit and higher interest rates.

As a result, the Company had a net loss of $75,224 or $.02 per share for the three months ended March 31, 2000, compared to net income of $26,496 or $.01 per share for the three months ended March 31, 1999.

PERCUTANEOUS DELIVERY SYSTEMS
Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $1,655,785 for the three months ended March 31, 2000, compared to $1,451,801 for the three months ended March 31, 1999, representing a 14.1% increase. This increase was primarily due to two factors. First, while the Company continues to anticipate increasing order levels from Medtronic for introducer kits compared to 1999, comparable introducer kit quantities between quarters were lower in 2000 due to Medtronic building their inventories during the first four months of 1999. This difference was off-set by increased shipments of the Left Ventricle Lead Delivery System (LVLDS) to Medtronic. This sophisticated kit, which began shipping during the third quarter of 1999, allows physicians access to the left ventricle of the heart in order to provide stimulation for the effective treatment of patients with congestive heart failure. Medtronic built some inventory of these kits during the first quarter, and the Company expects orders for this product to return to normal ordering patterns in the quarters ahead. Overall, the Company expects to see a slight drop in introducer sales during the second quarter compared to the first quarter of 2000.

Contract manufacturing sales were $174,585 for the three months ended March 31, 2000, compared to $110,162 for the three months ended March 31, 1999. This increase was primarily due to one of the Company's contract customers ordering higher quantities of product during the comparable periods. The Company expects contract manufacturing sales in the second quarter to be consistent with those in the first quarter. The Company also does some contract research and development work periodically for Medtronic but realized no sales for the three months ended March 31, 2000 compared to $25,549 for the three months ended March 31, 1999.

The gross profit percentage on vessel introducers and contract manufacturing totaled 49.2% for the three months ended March 31, 2000, compared to 53.8% for the three months ended March 31, 1999. The decrease in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to two factors. First, the Company increased spending on overhead as it ramped up production for the LVLDS product, as well as other new product introductions. Second, the mix of products sold during the first quarter of 2000 changed with the introduction of several new customers, negatively impacting the gross profit margins.

Total research and development expenditures were $125,334 or 6.9% of sales for the three months ended March 31, 2000, compared to $95,533 or 6.0% of sales for the three months ended March 31, 1999. The Company increased its engineering staff and has been working on a number of projects for Medtronic and is also working on several new introducer product concepts. The Company expects research and development expenditures in the second quarter to approximate the first quarter.

Selling expenses increased from $34,574 for the three months ended March 31, 1999 to $58,050 for the three months ended March 31, 2000. This increase was primarily due to two factors. First, commission expense increased due to the increase in sales. Second, the Company hired a sales consultant in May 1999 to help expand the customer base for its products. The costs associated with this sales consultant and attending shows during the current period were not present in the first quarter of 1999.

FIBER OPTIC
Sales of the Company's fiber optic pressure sensing products were $780,194 for the three months ended March 31, 2000, compared to $703,906 for the three months ended March 31, 1999, representing an 10.8% increase. Monitor sales increased 5.7% or $18,171 and catheter sales increased 20.5% or $70,193 over the comparable period. The Company also saw decreases in its accessory and service sales totaling $12,076. The increase in monitor sales was primarily due to an increase in the average selling price of a system during the comparable periods. The Company also continues to be pleased with the steady growth in its catheter sales. The decrease in accessory and service sales was primarily due to all of the system upgrades related to the launch of the S-Series catheter that took place during the last half of 1999, which negatively impacted service sales in the current period.

The gross profit percentage on fiber optic products totaled 43.7% or $340,608 for the three month period ended March 31, 2000 compared to 35.2% or $247,835 for the three month period ended March 31, 1999. This increase was primarily due to a higher average selling price on the LuMax System, better catheter yields, and improved catheter margins related to the launch of the S-Series catheter last fall. The Company expects gross profit in the fiber optic business to improve in the future as the Company increases sales and better utilizes its capacity.

Total research and development expenditures were $114,414 or 14.7% of sales for the three months ended March 31, 2000, compared to $121,641 or 17.3% of sales for the three months ended March 31, 1999. The Company completed development on the next generation LuMax System, the LuMax Pro. This product was launched in March at the Company's sales meeting. The Company continues to explore product enhancements and new technologies and expects research and development expenditures in the second quarter to approximate the first quarter.

Selling expenses increased from $544,959 for the three months ended March 31, 1999 to $674,704 for the three months ended March 31, 2000. The increase was primarily due to a marketing campaign kicked off in the first quarter of 2000 to help generate leads for our direct sales force and heighten awareness for the LuMax System. Other reasons for the increase included increased spending on salaries, commissions, and samples related to the launch of the S-Series catheter and LuMax Pro System.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the three months ended March 31, 2000 was $296,173, consisting of a net loss of $75,224, adjusted for non-cash items of depreciation and amortization of $79,085, minus a net change in operating assets and liabilities of $300,034.

Net cash used in investing activities for the three months ended March 31, 2000 was $90,715. Equipment was purchased totaling $86,073 and the Company had additions to patent rights totaling $4,642 during the period.

Net cash provided by financing activities for the three months ended March 31, 2000 was $295,992. The Company made principal debt payments of $5,820, received cash upon the exercise of options and warrants of $13,013 and borrowed an additional $288,799 on its line of credit.

As a result, the Company's cash and cash equivalents were $915,799 as of March 31, 2000 compared to $1,006,695 at December 31, 1999. Working capital decreased from $1,724,862 as of December 31, 1999 to $1,645,201 as of March 31, 2000.

As of March 31, 2000, approximately 51% of the Company's outstanding accounts receivable balance was related to Medtronic. The Company has not experienced any problems with payments from Medtronic and does not anticipate problems in the future.

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

YEAR 2000 DISCLOSURE
The Company has not experienced any Y2K problems to date and does not anticipate any problems associated with it in the future.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Reform Litigation Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are those discussed in our Annual Report on Form 10KSB and other recent filings with the Securities and Exchange Commission, as well as, and without limitation, attracting and retaining key personnel; lack of market acceptance of the Company's products; introduction of competitive products; the availability of third party reimbursement; changes in government regulations; protecting the Company's intellectual property rights; exposure to product liability claims; performance of the Company's sales representatives, and; ability to attract effective sales representatives.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a). The Company held its annual meeting of shareholders on April 27, 2000.
         (b). The Company solicited proxies from its shareholders to vote on the following four items:
                * To set the number of directors at five and elect five directors for a term of one year
                * To adopt an amendment to the MedAmicus, Inc. Stock Option Incentive Plan
                * To adopt the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan
                * To ratify the appointment of independent auditors for the current fiscal year

         A total of 3,962,014 votes were cast by proxy at the annual meeting and the vote counts were as follows (4,116,574 shares outstanding):

---------------------------------- ------------ ------------ ------------ ------------ ------------
                                                                                          BROKER
                                        FOR       WITHHOLD      AGAINST      ABSTAIN     NON-VOTE
---------------------------------- ------------ ------------ ------------ ------------ ------------
ELECTION OF DIRECTORS
---------------------------------- ------------ ------------ ------------ ------------ ------------
   Thomas L. Auth                    3,957,764        4,250
---------------------------------- ------------ ------------ ------------ ------------ ------------
   James D. Hartman                  3,957,764        4,250
---------------------------------- ------------ ------------ ------------ ------------ ------------
   Richard L. Little                 3,957,764        4,250
---------------------------------- ------------ ------------ ------------ ------------ ------------
   Richard F. Sauter                 3,957,764        4,250
---------------------------------- ------------ ------------ ------------ ------------ ------------
   Michael M. Selzer                 3,957,764        4,250
---------------------------------- ------------ ------------ ------------ ------------ ------------

---------------------------------- ------------ ------------ ------------ ------------ ------------
AMEND INCENTIVE OPTION PLAN          1,903,707                   106,501       38,119    1,913,687
---------------------------------- ------------ ------------ ------------ ------------ ------------

---------------------------------- ------------ ------------ ------------ ------------ ------------
ADOPT 1999 OPTION PLAN               1,878,562                   132,531       37,234    1,913,687
---------------------------------- ------------ ------------ ------------ ------------ ------------

---------------------------------- ------------ ------------ ------------ ------------ ------------
RATIFY AUDITORS                      3,915,997                    32,333       13,684
---------------------------------- ------------ ------------ ------------ ------------ ------------

ITEM 5 - OTHER INFORMATION

RISK FACTORS

In addition to the other information in this 10-QSB, the reader should consider carefully the following factors in evaluating the Company and its business. Actual results could differ significantly from those projected in the forward-looking statements as a result, in part, of the risk factors set forth below in connection with the forward-looking statements which appear in these disclosures.

CONTINUING LOSSES
The Company became public in 1991 and has had losses in each of the years since that date. For the year ended December 31, 1999, the Company incurred a net loss of $174,664 and a net loss of $75,224 during the first quarter of 2000. The Company has incurred cumulative net losses through March 31, 2000 of $6,295,628. There is no assurance that the Company will ever be able to conduct its operations profitably.

LACK OF MARKET FOR THE FIBER OPTIC PRESSURE TRANSDUCER
Management's strategy is to market the Lumax fiber optic pressure transducer system primarily to gynecologists for incontinence diagnostic testing. Incontinence testing by gynecologists is a relatively new and undeveloped market. There is no assurance that the incontinence testing and treatment market at the gynecology office will evolve as the Company expects or, if it does evolve, that the Company's product will be widely used or accepted. In addition, there appears to be a trend that purchase decisions relating to medical devices are being made by purchasing groups rather than individual doctors. There can be no assurance that the Company's sales and marketing efforts will appeal to such purchasing groups or that the Company's products will be accepted by such groups.

DEPENDENCE ON REIMBURSEMENT FOR INCONTINENCE TESTING
Medicare and private insurance companies currently reimburse for incontinence testing. However, in today's medical environment of cost containment, there is no assurance that these entities will continue to provide reimbursement for incontinence testing. The loss of reimbursement for incontinence testing would have a material adverse effect on sales of the Company's Fiber Optic pressure transducer products.

HIGHLY COMPETITIVE MARKETS; RISK OF TECHNOLOGICAL OBSOLESCENCE
The medical technology industry in which the Company is involved is characterized by rapidly evolving technology and intense competition. The Company is aware of one other company which markets a fiber optic pressure measurement device for use in the urological market. There are two other companies which market fiber optic pressure measurement devices, but for different applications. In addition, there are several large companies which manufacture and market external strain gauge transducer catheters, a product against which the Company's catheter would likely compete. There is no assurance that these companies or any other companies will not develop technology which is more effective and/or available at a lower cost than the product offered by the Company.

GOVERNMENT REGULATION
The medical products the Company is selling and proposing to sell are subject to regulation by the FDA and by comparable agencies in certain states and foreign countries. The process of complying with requirements of the FDA and other agencies can be costly and time consuming. The Company has received clearance to market its vessel introducer and transducer by the FDA, although the Company will be required to obtain approval for marketing its transducer in other applications if it is necessary to change materials which are in contact with body fluids or to add other measurement parameters. There is no assurance that any such additional clearance will be obtained. In addition, once obtained, these clearances are subject to review, and later discovery of previous unknown problems may result in restrictions on the marketing of a product or withdrawal of the product from the market. The Company is also subject to certain FDA regulations governing manufacturing practices, packaging and labeling.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY
The Company's success may depend on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Patents covering certain aspects of the Company's vessel introducer and transducer were first issued by the United States Patent and Trademark Office in March and April 1991, respectively. In addition, the Company has applied for patent protection on additional aspects of both the vessel introducer and transducer. There can be no assurance that any future patent protection will be granted, that the scope of any patent protection will exclude competitors or that any of the Company's patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent trade secrets or otherwise gain access to the Company's proprietary technology.

DEPENDENCE ON MAJOR CUSTOMER
The Company is presently dependent on one major customer which is Medtronic. Medtronic accounted for approximately 56% of the Company's total sales and 52% of the Company's total accounts receivable in 1999. The loss of Medtronic as a customer would have a material adverse effect on the Company.

SOURCES OF SUPPLY
The Company currently purchases, and will in the future purchase, components and raw materials from outside vendors. Although the Company has identified alternative suppliers for key components and raw materials, at the present time the Company generally uses one source of supply for each component and raw material. Each supplier of raw material for the Company's vessel introducer is subject to the approval of Medtronic and future customers may have a right of approval as well. At present, all of the Company's suppliers have been approved by Medtronic. Should a key supplier be unwilling or unable to supply any such component or raw material in a timely manner, or should approval of a proposed supplier be delayed, withheld or withdrawn, the Company could experience delays in obtaining alternative suppliers which may adversely affect the Company's business.

LIMITED PUBLIC MARKET TRADING
As of March 31, 2000, the Company had 4,126,574 shares of common stock outstanding, of which approximately 85% was available for public trading. During 1999, the average daily trading volume approximated 14,700 shares per day. As of March 31, 2000, there were only three investment banking firms which make a market in the Company's stock. There can be no assurance that an active market will exist for the Company's shares, or that its shares could be sold without a significant negative impact on the publicly quoted price per share.

DEPENDENCE ON LINE OF  CREDIT
On April 29, 1999, the Company signed an extension through June 30, 2000 on its $2,000,000 revolving line of credit with a financial institution. The Company anticipates that it will be able to extend the line of credit when it expires in June 2000. If the financial institution decides not to extend the agreement, additional capital would be required to fund 2000 operations and capital expenditure requirements. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities. If the Company is unable to obtain financing when required, the Company could be forced to curtail its operations.

ITEM 6(a) - EXHIBITS
         10.1  Lease Agreement with Jagodzinski Properties

ITEM 6(b) - REPORTS ON FORM 8-K
         None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       MEDAMICUS, INC.

Date: May 10, 2000                     By: /s/ James D. Hartman
                                       President, Chief Executive Officer and
                                       Chief Financial Officer

                                  EXHIBIT INDEX


--------------- ----------------------------------------------------------------
  EXHIBIT #     DESCRIPTION                                              PAGE
--------------- ----------------------------------------------------- ----------
    10.1        Lease Agreement, dated January 31, 2000, between the
                Company and Jagodzinski Properties.
    27          Financial Data Schedule
--------------- ----------------------------------------------------- ----------