Form 10QSB
period 2000-06-30
MEDAMICUS INC
filed 2000-07-31
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of Registrant's Common Stock outstanding on June 30, 2000 was 4,129,474

Transitional Small Business Disclosure Format. Yes ___  No _X_

                                 MEDAMICUS, INC.
                                      INDEX


--------------------------------------------------------------------------------------- --------
                                                                                         Page #
--------------------------------------------------------------------------------------- --------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Balance Sheets as of June 30, 2000 and December 31, 1999                                3
   Statements of Operations for the three and six months ended June 30, 2000 and 1999      4
   Statement of Shareholders' Equity for the six months ended June 30, 2000                4
   Statements of Cash Flows for the six months ended June 30, 2000 and 1999                5
   Condensed Notes to the Financial Statements                                            6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                            7-11

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               11

ITEM 6(a). EXHIBITS                                                                       11

ITEM 6(b). REPORTS ON FORM 8-K                                                            11

                                 BALANCE SHEETS

                                                                                JUNE 30, 2000     DECEMBER 31, 1999
                                                                       --------------------------------------------
ASSETS                                                                              Unaudited
CURRENT ASSETS:
     Cash and cash equivalents                                                 $      918,180       $    1,006,695
     Accounts receivable, net of allowance for doubtful accounts of
        $50,630 and $22,837, respectively                                           1,386,070            1,229,665
     Inventories                                                                    1,416,886            1,407,189
     Prepaid expenses and other assets                                                127,050               72,915
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                3,848,186            3,716,464
-------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                      2,495,699            2,401,566
     Office furniture, fixtures and computers                                         710,290              673,338
     Leasehold improvements                                                           374,705              365,800
-------------------------------------------------------------------------------------------------------------------
                                                                                    3,580,694            3,440,704
     Less accumulated depreciation and amortization                                (2,893,874)          (2,750,073)
-------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                            686,820              690,631
-------------------------------------------------------------------------------------------------------------------

PATENT RIGHTS, net of accumulated amortization of
      $155,843 and $151,122, respectively                                              50,225               30,667
===================================================================================================================
TOTAL ASSETS                                                                   $    4,585,231       $    4,437,762
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                                      $    1,190,415       $    1,252,213
     Accounts payable                                                                 398,476              383,280
     Accrued expenses                                                                 434,745              334,365
     Current installments of capital lease obligations                                 21,378               21,744
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                           2,045,014            1,991,602
-------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments                              35,868               47,299
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   2,080,882            2,038,901
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                              0                    0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,129,474 and 4,114,774 shares, respectively                       41,295               41,148
     Additional paid-in capital                                                     8,597,217            8,578,117
     Accumulated deficit                                                           (6,134,163)          (6,220,404)
-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                          2,504,349            2,398,861
===================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $    4,585,231       $    4,437,762
===================================================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           JUNE 30, 2000   JUNE 30, 1999       JUNE 30, 2000  JUNE 30, 1999
                                          -------------------------------    -------------------------------
Sales                                        $ 2,805,291     $ 2,199,197         $ 5,415,855    $ 4,486,655
Cost of sales                                  1,325,013       1,080,230           2,694,966      2,267,943
-------------------------------------------------------------------------    -------------------------------
GROSS PROFIT                                   1,480,278       1,118,967           2,720,889      2,218,712
-------------------------------------------------------------------------    -------------------------------

OPERATING EXPENSES:
     Research and development                    249,062         226,141             488,810        443,315
     Selling, general and administrative       1,037,409         870,206           2,086,024      1,710,353
-------------------------------------------------------------------------    -------------------------------
TOTAL OPERATING EXPENSES                       1,286,471       1,096,347           2,574,834      2,153,668
-------------------------------------------------------------------------    -------------------------------

-------------------------------------------------------------------------    -------------------------------
OPERATING INCOME                                 193,807          22,620             146,055         65,044
-------------------------------------------------------------------------    -------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                            (38,357)        (19,679)            (71,494)       (37,647)
     Interest income                              12,266           8,907              23,473         17,786
     Other                                        (6,251)         (1,064)            (11,793)        (7,903)
-------------------------------------------------------------------------    -------------------------------
TOTAL OTHER INCOME (EXPENSE)                     (32,342)        (11,836)            (59,814)       (27,764)
-------------------------------------------------------------------------    -------------------------------

-------------------------------------------------------------------------    -------------------------------
NET INCOME                                   $   161,465     $    10,784         $    86,241    $    37,280
-------------------------------------------------------------------------    -------------------------------

NET INCOME PER SHARE
     Basic                                         $0.04           $0.00               $0.02          $0.01
     Diluted                                       $0.04           $0.00               $0.02          $0.01

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
     Basic                                     4,129,273       4,112,274           4,122,781      4,112,274
     Diluted                                   4,274,441       4,147,248           4,279,537      4,128,753

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                 STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                        Common Stock         Additional
                                                  ------------------------     Paid-In    Accumulated
SIX MONTHS ENDED JUNE 30, 2000                       Shares        Amount      Capital      Deficit       Total
-------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                       4,114,774     $ 41,148   $8,578,117   $(6,220,404)  $2,398,861
Options exercised                                       4,700           47        7,016             0        7,063
Warrants exercised                                     10,000          100       10,200             0       10,300
Warrants issued to consultant for services                  0            0        1,884             0        1,884
Net income for the six month period ended 6/30/00           0            0            0        86,241       86,241
-------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 2000                           4,129,474     $ 41,295   $8,597,217   $(6,134,163)  $2,504,349
-------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                               June 30, 2000     June 30, 1999
                                                                            -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $   86,241        $   37,280
     Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization                                              148,522           183,825
          Warrants issued for compensation                                             1,884                 0
          Changes in operating assets and liabilities:
               Accounts receivable                                                  (156,405)            5,862
               Inventories                                                            (9,697)         (133,826)
               Prepaid expenses and other assets                                     (54,135)            9,197
               Accounts payable                                                       15,196           (47,034)
               Accrued expenses                                                      100,380            14,311
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            131,986            69,615
---------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                         (139,990)         (181,104)
     Additions to patent rights                                                      (24,279)             (934)
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (164,269)         (182,038)
---------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                 (11,797)          (22,860)
     Proceeds from exercise of stock options                                           7,063                 0
     Proceeds from exercise of warrants                                               10,300                 0
     Payments on note payable to bank                                                (61,798)          (64,073)
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                (56,232)          (86,933)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (88,515)         (199,356)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,006,695         1,022,055
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  918,180        $  822,699
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                     $   69,141          $ 37,203


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

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

The financial statements presented herein as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                           JUNE 30, 2000      DECEMBER 31, 1999
                                       -----------------------------------------
Purchased parts and subassemblies             $  892,733             $  844,775
Work in process                                  218,283                268,439
Finished goods                                   305,870                293,975
--------------------------------------------------------------------------------
TOTAL INVENTORY                               $1,416,886             $1,407,189
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

4. INCOME TAXES
No income tax provision has been presented in the Statements of Operations due to the utilization of net operating loss carryforwards.

5. SEGMENT AND RELATED INFORMATION
The Company has two primary business units that comprise the internal reporting structure for its management. These business units are the Percutaneous Delivery Systems (formerly called Vascular Delivery Systems) business unit and the Fiber Optic business unit which are defined below. The Company allocates its general and administrative expenses, as well as interest income, interest expense and other expenses evenly across both business units.

PERCUTANEOUS DELIVERY SYSTEMS (PDS): This segment consists of business activities related to the development, manufacture and sale of vascular delivery products, for use in the implantation of pacemakers, defibrillators, infusion ports and dialysis catheters through value-added relationships with other medical device companies.

FIBER OPTIC: This segment consists of business activities related to the development, manufacture and sale of the Company's LuMax(TM) fiber optic monitor and catheters for the diagnosis of incontinence and prostate conditions through a direct sales force.

Summarized financial information concerning the Company's reportable segments is shown in the following table.


THREE MONTHS ENDED 06/30/00       PDS DIVISION      FIBER OPTIC           TOTAL
--------------------------------------------------------------------------------
Revenues                            $1,752,290       $1,053,001      $2,805,291
Segment profit (loss)                  566,829         (405,364)        161,465
Total assets                         2,490,570        2,094,661       4,585,231
Capital expenditures                    32,914           21,003          53,917
Depreciation and amortization           27,386           42,051          69,437
Interest expense                        19,179           19,178          38,357
Interest income                          6,133            6,133          12,266


SIX MONTHS ENDED 06/30/00         PDS DIVISION      FIBER OPTIC           TOTAL
--------------------------------------------------------------------------------
Revenues                            $3,582,660       $1,833,195      $5,415,855
Segment profit (loss)                1,111,781       (1,025,540)         86,241
Total assets                         2,490,570        2,094,661       4,585,231
Capital expenditures                    72,599           67,391         139,990
Depreciation and amortization           53,156           95,366         148,522
Interest expense                        35,748           35,746          71,494
Interest income                         11,737           11,736          23,473


THREE MONTHS ENDED 06/30/99       PDS DIVISION      FIBER OPTIC           TOTAL
--------------------------------------------------------------------------------
Revenues                            $1,348,943         $850,254      $2,199,197
Segment profit (loss)                  414,341         (403,557)         10,784
Total assets                         1,865,380        2,272,044       4,137,424
Capital expenditures                    88,094          (12,222)         75,872
Depreciation and amortization           26,668           54,918          81,586
Interest expense                         9,840            9,839          19,679
Interest income                          4,453            4,454           8,907


SIX MONTHS ENDED 06/30/99         PDS DIVISION      FIBER OPTIC           TOTAL
--------------------------------------------------------------------------------
Revenues                            $2,932,495       $1,554,160      $4,486,655
Segment profit (loss)                  997,873         (960,593)         37,280
Total assets                         1,865,380        2,272,044       4,137,424
Capital expenditures                    96,282           84,822         181,104
Depreciation and amortization           48,625          135,200         183,825
Interest expense                        18,824           18,823          37,647
Interest income                          8,893            8,893          17,786


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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

OVERVIEW
Total revenues were $5,415,855 for the six months ended June 30, 2000 compared to $4,486,655 for the six months ended June 30, 1999, representing a 20.7% increase. Total gross profit increased from $2,218,712 for the six months ended June 30, 1999, to $2,720,889 for the six months ended June 30, 2000, representing a 22.6% increase. Total gross profit as a percent of sales increased from 49.5% to 50.2% in such periods. Total research and development expenditures were $488,810 or 9.0% of sales for the six months ended June 30, 2000, compared to $443,315 or 9.9% of sales for the six months ended June 30, 1999. Sales and marketing expenses increased from $1,193,188 for the six month period ended June 30, 1999 to $1,442,289 for the six month period ended June 30, 2000. General and administrative expenses increased from $517,165 for the six months ended June 30, 1999 to $643,735 for the six months ended June 30, 2000. This increase was primarily due to increased spending on salaries, registration costs associated with maintaining ISO 9000 certification, and a $39,000 charge to bad debts during the period related to two customers. Additionally, the Company incurred $23,500 in consulting costs related to business evaluation during the period. Interest income and other expenses remained relatively unchanged in total during the comparable periods. Interest expense increased $33,847 between the comparable periods primarily due to larger outstanding borrowings on the line of credit and higher interest rates.

As a result, the Company had net income of $86,241 or $.02 per share for the six months ended June 30, 2000, compared to net income of $37,280 or $.01 per share for the six months ended June 30, 1999.

PERCUTANEOUS DELIVERY SYSTEMS
Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $3,176,529 for the six months ended June 30, 2000, compared to $2,621,666 for the six months ended June 30, 1999, representing a 21.2% increase. This increase was primarily due to shipments of the Left Ventricle Lead Delivery System (LVLDS) to Medtronic. This sophisticated kit, which began shipping during the third quarter of 1999, allows physicians access to the left ventricle of the heart in order to provide stimulation for the effective treatment of patients with congestive heart failure. Medtronic built some inventory of these kits during the first quarter, and the Company expects orders for this product to return to normal ordering patterns in the quarters ahead. The Company is following a strategy of expanding its product offering and customer base for introducer products, which resulted in shipments to eight different customers in the current second quarter, compared to four customers during the second quarter of 1999. The Company is in the ramp-up stage with a number of these customers, so future sales are expected to be favorably influenced by these new relationships. The Company does expect to see a slight drop in introducer sales to Medtronic during the third quarter compared to the first two quarters of 2000.

Contract manufacturing sales were $407,201 for the six months ended June 30, 2000, compared to $275,083 for the six months ended June 30, 1999. This increase was primarily due to one of the Company's contract customers ordering higher quantities of product during the comparable periods. The Company expects contract manufacturing sales to drop slightly in the third quarter to a level consistent with those seen in the first quarter of 2000. The Company also does some contract research and development work periodically for Medtronic but realized no sales for the six months ended June 30, 2000 compared to $35,746 for the six months ended June 30, 1999.

The gross profit percentage on vessel introducers and contract manufacturing totaled 51.2% for the six months ended June 30, 2000, compared to 52.9% for the six months ended June 30, 1999. The decrease in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to two factors. First, the Company increased spending on overhead as it ramped up production for the LVLDS product, as well as other new product introductions. Second, the mix of introducer products sold during the first half of 2000 changed with the introduction of several new customers, negatively impacting the gross profit margins.

Total research and development expenditures were $253,203 or 7.1% of sales for the six months ended June 30, 2000, compared to $208,796 or 7.1% of sales for the six months ended June 30, 1999. The Company increased its engineering staff and has been working on a number of projects for Medtronic. The Company is also working on several new introducer product concepts. The Company expects research and development expenditures in the second half of 2000 to approximate those incurred during the first half of 2000.

Selling expenses increased from $70,590 for the six months ended June 30, 1999 to $116,451 for the six months ended June 30, 2000. This increase was primarily due to two factors. First, commission expense increased due to the increase in sales. Second, the Company hired a sales consultant in May 1999 to help expand the customer base for its products. The costs associated with this sales consultant and attending shows during the current period were not fully present during the first half of 1999.

FIBER OPTIC
Sales of the Company's fiber optic pressure sensing products were $1,833,195 for the six months ended June 30, 2000, compared to $1,554,160 for the six months ended June 30, 1999, representing an 18.0% increase. Monitor sales increased 21.4% or $158,763 and catheter sales increased 16.3% or $120,230 over the comparable period. Accessory and service sales remained constant over the comparable periods. The increase in monitor sales was primarily due to selling more systems at a higher average selling price during the comparable periods. The average selling price per system increased significantly from the previous year, primarily due to the introduction of the LuMax Pro, a next generation version of the LuMax System which provides enhanced study management, reporting and record keeping capabilities for clinicians. The Company also continues to be pleased with the steady growth in its catheter sales.

The gross profit percentage on fiber optic products totaled 48.4% or $887,679 for the six month period ended June 30, 2000 compared to 43.0% or $668,987 for the six month period ended June 30, 1999. This increase was primarily due to a higher average selling price on the LuMax Pro System, better catheter yields, and improved catheter margins related to the launch of the S-Series catheter last fall. The Company expects gross profit in the fiber optic business to improve in the future as the Company increases sales and better utilizes its capacity.

Total research and development expenditures were $235,607 or 12.9% of sales for the six months ended June 30, 2000, compared to $234,519 or 15.1% of sales for the six months ended June 30, 1999. The Company completed development on the next generation LuMax System, the LuMax Pro in March 2000. This product was launched in March at the Company's sales meeting. The Company continues to explore product enhancements and new technologies and expects research and development expenditures in the second half of 2000 to approximate those incurred during the first half of 2000.

Selling expenses increased from $1,122,598 for the six months ended June 30, 1999 to $1,325,838 for the six months ended June 30, 2000. The increase was primarily due to a marketing campaign kicked off in the first quarter of 2000 to help generate leads for our direct sales force and heighten awareness for the LuMax System. Other reasons for the increase included increased spending on salaries, commissions, and samples related to the launch of the S-Series catheter and LuMax Pro System.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

OVERVIEW
Total revenues were $2,805,291 for the three months ended June 30, 2000 compared to $2,199,197 for the three months ended June 30, 1999, representing a 27.6% increase. Total gross profit increased from $1,118,967 for the three months ended June 30, 1999 to $1,480,278 for the three months ended June 30, 2000, representing a 32.3% increase. Total gross profit as a percent of sales increased from 50.9% to 52.8% in such periods. Total research and development expenditures were $249,062 or 8.9% of sales for the three months ended June 30, 2000, compared to $226,141 or 10.3% of sales for the three months ended June 30, 1999. Sales and marketing expenses increased from $613,655 for the three month period ended June 30, 1999 to $709,535 for the three month period ended June 30, 2000. General and administrative expenses increased from $256,551 for the three months ended June 30, 1999 to $327,874 for the three months ended June 30, 2000, primarily due to the factors discussed above. Interest income and other expenses remained relatively unchanged in total during the comparable periods. Interest expense increased $18,678 between the comparable periods primarily due to larger outstanding borrowings on the line of credit and higher interest rates.

As a result, the Company had net income of $161,465 or $.04 per share for the three months ended June 30, 2000, compared to net income of $10,784 or $.00 per share for the three months ended June 30, 1999.

PERCUTANEOUS DELIVERY SYSTEMS
Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $1,520,744 for the three months ended June 30, 2000, compared to $1,169,865 for the three months ended June 30, 1999, representing a 30.0% increase. This increase was due to the factors stated above. The Company expects introducer sales to drop slightly in the third quarter.

Contract manufacturing sales were $230,041 for the three months ended June 30, 2000, compared to $164,921 for the three months ended June 30, 1999, due to the factors stated above. The Company expects contract manufacturing sales in the third quarter to be consistent with those in the first quarter of 2000. The Company also does some contract research and development work periodically for Medtronic and realized sales of $1,505 for the three months ended June 30, 2000 compared to $14,157 for the three months ended June 30, 1999.

The gross profit percentage on vessel introducers and contract manufacturing totaled 53.3% for the three months ended June 30, 2000, compared to 51.7% for the three months ended June 30, 1999. This increase was primarily due to the increased contract manufacturing sales between quarters which carried a higher gross profit percentage.

Total research and development expenditures were $127,869 or 7.3% of sales for the three months ended June 30, 2000, compared to $113,263 or 8.4% of sales for the three months ended June 30, 1999, due to the factors discussed above.

Selling expenses increased from $36,016 for the three months ended June 30, 1999 to $58,401 for the three months ended June 30, 2000, due to the factors discussed above.

FIBER OPTIC
Sales of the Company's fiber optic pressure sensing products were $1,053,001 for the three months ended June 30, 2000, compared to $850,254 for the three months ended June 30, 1999, representing a 23.9% increase. Monitor sales increased 33.4% or $141,102 and catheter sales increased 12.6% or $50,037 over the comparable period. The Company also saw increases in its accessory and service sales totaling $11,608. The increase in monitor sales was primarily driven by a higher average selling price.

The gross profit percentage on fiber optic products totaled 52.0% or $547,071 for the three month period ended June 30, 2000 compared to 49.5% or $421,152 for the three month period ended June 30, 1999, due to the factors discussed above.

Total research and development expenditures were $121,193 or 11.5% of sales for the three months ended June 30, 2000, compared to $112,878 or 13.3% of sales for the three months ended June 30, 1999, due to the factors discussed above.

Selling expenses increased from $577,639 for the three months ended June 30, 1999 to $651,134 for the three months ended June 30, 2000. The increase is primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the six months ended June 30, 2000 was $131,986, consisting of net income of $86,241, adjusted for non-cash items of depreciation and amortization of $148,522, plus warrants issued for compensation of $1,884, minus a net change in operating assets and liabilities of $104,661.

Net cash used in investing activities for the six months ended June 30, 2000 was $164,269. Equipment was purchased totaling $139,990 and the Company had additions to patent rights totaling $24,279 during the period. Net cash used in financing activities for the six months ended June 30, 2000 was $56,232. The Company made principal debt payments of $11,797 and paid down $61,798 on its line of credit in order to reduce interest expense. This was offset by proceeds of option and warrant exercises of $17,363.

As a result, the Company's cash and cash equivalents were $918,180 as of June 30, 2000 compared to $1,006,695 at December 31, 1999. Working capital increased from $1,724,862 as of December 31, 1999 to $1,803,172 as of June 30, 2000.

On May 26, 2000, the Company signed an extension through June 30, 2001 on its revolving line of credit with a financial institution. The line was increased from $2,000,000 to $2,500,000 and the agreement calls for interest at the rate of 1.00% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets.

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

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Reform Litigation Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB and other recent filings with the Securities and Exchange Commission, as well as, and without limitation, attracting and retaining key personnel; lack of market acceptance of the Company's products; introduction of competitive products; the availability of third party reimbursement; changes in government regulations; protecting the Company's intellectual property rights; exposure to product liability claims; performance of the Company's sales representatives, and; ability to attract effective sales representatives; and the Risk Factors included in Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2000.

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 6(a) - EXHIBITS
         10.1  Fifth Amendment to Credit and Security Agreement
         10.2  Revolving Note Agreement
         27.   Financial Data Schedule

ITEM 6(b) - REPORTS ON FORM 8-K
         None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       MEDAMICUS, INC.

Date: July 28, 2000                    By: /s/ James D. Hartman
                                       President, Chief Executive Officer and
                                       Chief Financial Officer

                                  EXHIBIT INDEX


------------- ----------------------------------------------------------- ------
  EXHIBIT #   DESCRIPTION                                                  PAGE
------------- ----------------------------------------------------------- ------
     10.1     Fifth amendment to Credit and Security Agreement, dated
              May 26, 2000, between the Company and Wells Fargo Business
              Credit, Inc.
------------- ----------------------------------------------------------- ------
     10.2     Revolving Note Agreement, dated May 26, 2000, between the
              Company and Wells Fargo Business Credit, Inc.
------------- ----------------------------------------------------------- ------
      27      Financial Data Schedule
------------- ----------------------------------------------------------- ------