Form 10QSB
period 2000-09-30
MEDAMICUS INC
filed 2000-10-26
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of Registrant's Common Stock outstanding on September 30, 2000 was 4,157,899

Transitional Small Business Disclosure Format. Yes ___ No _X_

                                 MEDAMICUS, INC.
                                      INDEX

-------------------------------------------------------------------------------------------------------
                                                                                                Page #
-------------------------------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Balance Sheets as of September 30, 2000 and December 31, 1999                                  3
   Statements of Operations for the three and nine months ended September 30, 2000 and 1999       4
   Statement of Shareholders' Equity for the nine months ended September 30, 2000                 4
   Statements of Cash Flows for the nine months ended September 30, 2000 and 1999                 5
   Condensed Notes to the Financial Statements                                                   6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    7-12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                         12
ITEM 2. CHANGES IN SECURITIES                                                                     12
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                           12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       12
ITEM 5. OTHER INFORMATION                                                                         12
ITEM 6(a). EXHIBITS                                                                               12
ITEM 6(b). REPORTS ON FORM 8-K                                                                    12

                                 BALANCE SHEETS

                                                                           SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                         ------------------------------------------
ASSETS                                                                           Unaudited
CURRENT ASSETS:
     Cash and cash equivalents                                                 $      908,701       $    1,006,695
     Accounts receivable, net of allowance for doubtful accounts of
        $52,130 and $22,837, respectively                                           1,579,120            1,229,665
     Inventories                                                                    1,465,875            1,407,189
     Prepaid expenses and other assets                                                302,023               72,915
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                4,255,719            3,716,464
-------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                      2,541,166            2,401,566
     Office furniture, fixtures and computers                                         593,977              673,338
     Leasehold improvements                                                           374,705              365,800
-------------------------------------------------------------------------------------------------------------------
                                                                                    3,509,848            3,440,704
     Less accumulated depreciation and amortization                                (2,843,158)          (2,750,073)
-------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                            666,690              690,631
-------------------------------------------------------------------------------------------------------------------

PATENT RIGHTS, net of accumulated amortization of
      $159,374 and $151,122, respectively                                              59,002               30,667
===================================================================================================================
TOTAL ASSETS                                                                   $    4,981,411       $    4,437,762
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                                      $    1,476,708       $    1,252,213
     Accounts payable                                                                 400,925              383,280
     Accrued expenses                                                                 395,937              334,365
     Current installments of capital lease obligations                                 20,515               21,744
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                           2,294,085            1,991,602
-------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments                              30,595               47,299

-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   2,324,680            2,038,901
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                              0                    0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,157,899 and 4,114,774 shares, respectively                       41,579               41,148
     Additional paid-in capital                                                     8,639,101            8,578,117
     Accumulated deficit                                                           (6,023,949)          (6,220,404)
-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                          2,656,731            2,398,861
===================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $    4,981,411       $    4,437,762
===================================================================================================================


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                09/30/00         09/30/99         09/30/00         09/30/99
                                           -------------------------------     -------------------------------
Sales                                       $  2,578,440     $  2,275,999     $  7,994,295     $  6,762,654
Cost of sales                                  1,308,898        1,310,234        4,003,864        3,578,177
--------------------------------------------------------------------------   -------------------------------
GROSS PROFIT                                   1,269,542          965,765        3,990,431        3,184,477
--------------------------------------------------------------------------   -------------------------------

OPERATING EXPENSES:
     Research and development                    230,896          254,793          719,706          698,108
     Selling, general and administrative         903,811          779,162        2,989,835        2,489,515
--------------------------------------------------------------------------   -------------------------------
TOTAL OPERATING EXPENSES                       1,134,707        1,033,955        3,709,541        3,187,623
--------------------------------------------------------------------------   -------------------------------

--------------------------------------------------------------------------   -------------------------------
OPERATING INCOME (LOSS)                          134,835          (68,190)         280,890           (3,146)
--------------------------------------------------------------------------   -------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                            (34,002)         (26,201)        (105,496)         (63,848)
     Interest income                              13,206            9,583           36,679           27,369
     Other                                        (3,825)          (4,098)         (15,618)         (12,001)
--------------------------------------------------------------------------   -------------------------------
TOTAL OTHER INCOME (EXPENSE)                     (24,621)         (20,716)         (84,435)         (48,480)
--------------------------------------------------------------------------   -------------------------------

--------------------------------------------------------------------------   -------------------------------
NET INCOME (LOSS)                           $    110,214     $    (88,906)    $    196,455     $    (51,626)
--------------------------------------------------------------------------   -------------------------------

NET INCOME (LOSS) PER SHARE
     Basic                                  $       0.03     $      (0.02)    $       0.05     $      (0.01)
     Diluted                                $       0.03     $      (0.02)    $       0.05     $      (0.01)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
     Basic                                     4,145,096        4,112,274        4,130,273        4,112,274
     Diluted                                   4,402,895        4,112,274        4,302,596        4,112,274


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                 STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                              Common Stock         Additional
                                                      ---------------------------    Paid-In       Accumulated
NINE MONTHS ENDED SEPTEMBER 30, 2000                      Shares       Amount        Capital         Deficit          Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                           4,114,774   $     41,148   $  8,578,117   $ (6,220,404)   $  2,398,861
Options exercised                                          33,125            331         48,900              0          49,231
Warrants exercised                                         10,000            100         10,200              0          10,300
Warrants issued to consultant for services                      0              0          1,884              0           1,884
Net income for the nine month period ended 9/30/00              0              0              0        196,455         196,455
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2000                          4,157,899   $     41,579   $  8,639,101   $ (6,023,949)   $  2,656,731
-------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        NINE MONTHS ENDED
                                                                                                     09/30/00        09/30/99
                                                                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                            $    196,455     $    (51,626)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                                228,014          279,968
          Warrants issued for compensation                                                               1,884                0
          Changes in operating assets and liabilities:
               Accounts receivable                                                                    (349,455)        (201,236)
               Inventories                                                                             (58,686)        (166,870)
               Prepaid expenses and other assets                                                      (229,108)          (9,800)
               Accounts payable                                                                         17,645           29,757
               Accrued expenses                                                                         61,572           91,897
--------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                                 (131,679)         (27,910)
--------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                           (195,821)        (245,530)
     Additions to patent rights                                                                        (36,587)          (6,272)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (232,408)        (251,802)
--------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                   (17,933)         (34,858)
     Proceeds from note payable to bank                                                                224,495          187,619
     Proceeds from exercise of stock options                                                            49,231                0
     Proceeds from exercise of warrants                                                                 10,300                0
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              266,093          152,761
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                              (97,994)        (126,951)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       1,006,695        1,022,055
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $    908,701     $    895,104
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                     $    103,040     $     59,578


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

The financial statements presented herein as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                                              SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                          ----------------------------------------------
Purchased parts and subassemblies                                    $   982,729            $   844,775
Work in process                                                          261,128                268,439
Finished goods                                                           222,018                293,975
--------------------------------------------------------------------------------------------------------
TOTAL INVENTORY                                                      $ 1,465,875            $ 1,407,189
========================================================================================================

3. NET INCOME (LOSS) PER SHARE
Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive.

4. INCOME TAXES
No income tax provision has been presented in the Statements of Operations due to the utilization of net operating loss carryforwards.

5. REVENUE RECOGNITION
In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

6. SEGMENT AND RELATED INFORMATION
The Company has two divisions that comprise the internal reporting structure for its management. These divisions are the Percutaneous Delivery Solutions (PDS) division and the Gynecology (GYN) division which are defined below. The Company allocates its general and administrative expenses, as well as interest income, interest expense and other expenses evenly across both divisions.

PERCUTANEOUS DELIVERY SOLUTIONS DIVISION: This division consists of business activities related to the development, manufacture and sale of vascular delivery products, primarily on an OEM basis to medical device companies such as Medtronic and several other contract manufacturing customers.

GYNECOLOGY DIVISION: This division consists of business activities related to the development, manufacture and sale of the Company's LuMax(TM) Cystometry System incorporating proprietary fiber optic pressure sensing technology along with related supplies and accessories.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

THREE MONTHS ENDED 9/30/00                   PDS                 GYN               TOTAL
-----------------------------------------------------------------------------------------
Revenues                             $ 1,845,499         $   732,941         $ 2,578,440
Segment profit (loss)                    593,492            (483,278)            110,214
Total assets                           2,717,459           2,263,952           4,981,411
Capital expenditures                     (43,202)            (27,644)            (70,846)
Depreciation and amortization            (27,528)            (19,657)            (47,185)
Interest expense                          17,002              17,000              34,002
Interest income                            6,603               6,603              13,206

NINE MONTHS ENDED 9/30/00                    PDS                 GYN               TOTAL
-----------------------------------------------------------------------------------------
Revenues                             $ 5,428,159         $ 2,566,136         $ 7,994,295
Segment profit (loss)                  1,705,273          (1,508,818)            196,455
Total assets                           2,717,459           2,263,952           4,981,411
Capital expenditures                      29,397              39,747              69,144
Depreciation and amortization             25,628              75,709             101,337
Interest expense                          52,750              52,746             105,496
Interest income                           18,340              18,339              36,679

THREE MONTHS ENDED 9/30/99                   PDS                 GYN               TOTAL
-----------------------------------------------------------------------------------------
Revenues                             $ 1,450,508         $   825,491         $ 2,275,999
Segment profit (loss)                    400,366            (489,272)            (88,906)
Total assets                           2,136,574           2,306,015           4,442,589
Capital expenditures                      56,256               8,170              64,426
Depreciation and amortization             25,359              70,784              96,143
Interest expense                          13,101              13,100              26,201
Interest income                            4,793               4,790               9,583

NINE MONTHS ENDED 9/30/99                    PDS                 GYN               TOTAL
-----------------------------------------------------------------------------------------
Revenues                             $ 4,383,003         $ 2,379,651         $ 6,762,654
Segment profit (loss)                  1,398,239          (1,449,865)            (51,626)
Total assets                           2,136,574           2,306,015           4,442,589
Capital expenditures                     152,538              92,992             245,530
Depreciation and amortization             73,984             205,984             279,968
Interest expense                          31,925              31,923              63,848
Interest income                           13,686              13,683              27,369


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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

OVERVIEW
--------
Total revenues were $7,994,295 for the nine months ended September 30, 2000, compared to $6,762,654 for the nine months ended September 30, 1999, representing an 18.2% increase. Total gross profit increased from $3,184,477 for the nine months ended September 30, 1999, to $3,990,431 for the nine months ended September 30, 2000, representing a 25.3% increase. Total gross profit as a percent of sales increased from 47.1% to 49.9% in such periods. Total research and development expenditures were $719,706 or 9.0% of sales for the nine months ended September 30, 2000, compared to $698,108 or 10.3% of sales for the nine months ended September 30, 1999. Sales and marketing expenses increased from $1,721,985 for the nine month period ended September 30, 1999 to $2,047,467 for the nine month period ended September 30, 2000. General and administrative expenses increased from $767,530 for the nine months ended September 30, 1999 to $942,368 for the nine months ended September 30, 2000. The increase in general and administrative expenses was primarily due to increased spending on salaries, increased matching costs on the Company's 401K program, registration costs associated with maintaining ISO 9000 certification, investor relations activities and a $39,000 charge to bad debts during the period related to two customers. Additionally, the Company incurred $23,500 in consulting costs related to business evaluation during the period. Interest income and other expenses remained relatively unchanged in total during the comparable periods. Interest expense increased $41,648 between the comparable periods primarily due to larger outstanding borrowings on the line of credit and higher interest rates.

As a result, the Company had net income of $196,455 or $.05 per share for the nine months ended September 30, 2000, compared to a net loss of $51,626 or $.01 per share for the nine months ended September 30, 1999.

PERCUTANEOUS DELIVERY SOLUTIONS DIVISION
----------------------------------------
Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $4,742,459 for the nine months ended September 30, 2000, compared to $3,940,103 for the nine months ended September 30, 1999, representing a 20.4% increase. This increase was primarily due to shipments of the Left Ventricle Lead Delivery System (LVLDS) to Medtronic. Medtronic built some inventory of these kits during the first quarter of 2000 which helped to impact the comparable results. This sophisticated kit, which began shipping during the third quarter of 1999, allows physicians access to the left ventricle of the heart in order to provide stimulation for the effective treatment of patients with congestive heart failure. The division is following a strategy of expanding its product offering and customer base for introducer products. The introducer customer base now totals twelve customers compared to three at the beginning of 1999. The Company is in the ramp-up stage with a number of these customers, so future sales are expected to be favorably influenced by these new relationships. The Company expects to see strong introducer sales to continue in the fourth quarter.

Contract manufacturing sales were $644,561 for the nine months ended September 30, 2000, compared to $356,300 for the nine months ended September 30, 1999. This increase was primarily due to one of the Company's contract customers ordering higher quantities of product during the current period. The Company expects contract manufacturing sales in the fourth quarter to be consistent with those seen in the third quarter. The Company also does some contract research and development work periodically for Medtronic and realized sales of $41,139 for the nine months ended September 30, 2000, compared to $86,600 for the nine months ended September 30, 1999.

The gross profit percentage on vessel introducers and contract manufacturing totaled 50.6% for the nine months ended September 30, 2000, compared to 51.2% for the nine months ended September 30, 1999. The decrease in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to two factors. First, the Company increased spending on overhead as it ramped up production for the LVLDS product, as well as other new product introductions. Second, the mix of introducer products sold during the first half of 2000 changed with the introduction of several new customers, negatively impacting the gross profit.

Total research and development expenditures were $376,274 or 6.9% of sales for the nine months ended September 30, 2000, compared to $345,013 or 7.9% of sales for the nine months ended September 30, 1999. The Company increased its engineering staff and has been working on a number of projects for Medtronic. The Company is also working on several new introducer product concepts.

Selling expenses increased from $93,570 for the nine months ended September 30, 1999 to $153,648 for the nine months ended September 30, 2000. This increase was primarily due to two factors. First, commission expense increased due to the increase in sales. Second, the Company hired a sales consultant in May 1999 to help expand the customer base for its products. The costs associated with this sales consultant, including attending trade shows during the current period were not incurred during the full nine month period in 1999.

GYNECOLOGY DIVISION
-------------------
Sales of the Company's fiber optic pressure sensing products were $2,566,136 for the nine months ended September 30, 2000, compared to $2,379,651 for the nine months ended September 30, 1999, representing a 7.8% increase. Monitor sales increased 3.5% or $39,914 and catheter sales increased 17.2% or $187,577 over the comparable period. The increase in monitor sales was primarily due to selling systems at a higher average selling price during the comparable periods. The average selling price per system increased significantly from the previous year, primarily due to the introduction of the LuMax Pro, a next generation version of the LuMax System which provides enhanced study management, reporting and record keeping capabilities for clinicians. The Company also continues to be pleased with the steady growth in its catheter sales. Accessory and service sales were down slightly during the current period.

The gross profit percentage on fiber optic products totaled 48.4% or $1,241,834 for the nine month period ended September 30, 2000, compared to 39.5% or $939,650 for the nine month period ended September 30, 1999. This increase was primarily due to a higher average selling price on the LuMax Pro System, better catheter yields, and improved catheter margins related to the launch of the S-Series catheter in the third quarter of 1999. The Company expects gross profit in the gynecology division to improve in the future as the Company increases sales and better utilizes its capacity.

Total research and development expenditures were $343,432 or 13.4% of sales for the nine months ended September 30, 2000, compared to $353,095 or 14.8% of sales for the nine months ended September 30, 1999. The Company completed development on the next generation LuMax System, the LuMax Pro in March 2000. This product was launched in March at the Company's sales meeting. The Company continues to explore product enhancements and new technologies and expects research and development expenditures in the fourth quarter to be consistent with those seen in the third quarter.

Selling expenses increased from $1,628,415 for the nine months ended September 30, 1999 to $1,893,819 for the nine months ended September 30, 2000. The increase was primarily due to a marketing campaign kicked off in the first quarter of 2000 to help generate leads for the Company's direct sales force and heighten awareness of the LuMax System. Other reasons for the increase included increased spending on salaries, commissions, and samples related to the launch of the S-Series catheter and LuMax Pro.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

OVERVIEW
--------
Total revenues were $2,578,440 for the three months ended September 30, 2000, compared to $2,275,999 for the three months ended September 30, 1999, representing a 13.3% increase. Total gross profit increased from $965,765 for the three months ended September 30, 1999 to $1,269,542 for the three months ended September 30, 2000, representing a 31.5% increase. Total gross profit as a percent of sales increased from 42.4% to 49.2% in such periods. Total research and development expenditures were $230,896 or 9.0% of sales for the three months ended September 30, 2000, compared to $254,793 or 11.2% of sales for the three months ended September 30, 1999. Sales and marketing expenses increased from $528,797 for the three month period ended September 30, 1999 to $605,178 for the three month period ended September 30, 2000. General and administrative expenses increased from $250,365 for the three months ended September 30, 1999 to $298,633 for the three months ended September 30, 2000, primarily due to the factors discussed above. Interest income and other expenses remained relatively unchanged during the comparable periods. Interest expense increased $7,801 between the comparable periods primarily due to larger outstanding borrowings on the line of credit and higher interest rates.

As a result, the Company had net income of $110,214 or $.03 per share for the three months ended September 30, 2000, compared to a net loss of $88,906 or $.02 per share for the three months ended September 30, 1999.

PERCUTANEOUS DELIVERY SOLUTIONS DIVISION
----------------------------------------
Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $1,565,930 for the three months ended September 30, 2000, compared to $1,318,437 for the three months ended September 30, 1999, representing a 18.8% increase. This increase was due to the factors stated above. The Company expects introducer sales in the fourth quarter to be consistent with third quarter results.

Contract manufacturing sales were $237,360 for the three months ended September 30, 2000, compared to $81,217 for the three months ended September 30, 1999, due to the factors discussed above. The Company also does some contract research and development work periodically for Medtronic and realized sales of $42,209 for the three months ended September 30, 2000, compared to $50,854 for the three months ended September 30, 1999.

The gross profit percentage on vessel introducers and contract manufacturing totaled 49.6% for the three months ended September 30, 2000, compared to 47.9% for the three months ended September 30, 1999. This increase was primarily due to the increased contract manufacturing sales between quarters which carried a higher gross profit percentage.

Total research and development expenditures were $123,071 or 6.7% of sales for the three months ended September 30, 2000, compared to $136,217 or 9.4% of sales for the three months ended September 30, 1999, due to the factors discussed above.

Selling expenses increased from $22,980 for the three months ended September 30, 1999 to $37,197 for the three months ended September 30, 2000, due to the factors discussed above.

GYNECOLOGY DIVISION
-------------------
Sales of the Company's fiber optic pressure sensing products were $732,941 for the three months ended September 30, 2000, compared to $825,491 for the three months ended September 30, 1999, representing an 11.2% decrease. Monitor sales decreased 29.7% or $118,849 and catheter sales increased 19.2% or $67,347 over the prion period. The decrease in monitor sales was primarily driven by lower sales quantities in the current third quarter compared to the third quarter last year. While the Company was disappointed with the monitor sales results during the quarter, the Company expects monitor sales to rebound in the fourth quarter because of the number of active leads currently in the system. The Company continues to be pleased with the increases in its catheter sales and expects to see additional increases in the fourth quarter due to a price increase effective October 15.

The gross profit percentage on fiber optic products totaled 48.3% or $345,155 for the three month period ended September 30, 2000, compared to 32.8% or $270,663 for the three month period ended September 30, 1999, due to the factors discussed above.

Total research and development expenditures were $107,825 or 17.7% of sales for the three months ended September 30, 2000, compared to $118,576 or 14.4% of sales for the three months ended September 30, 1999, due to the factors discussed above.

Selling expenses increased from $505,817 for the three months ended September 30, 1999 to $567,981 for the three months ended September 30, 2000. The increase was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the nine months ended September 30, 2000 was $131,679, consisting of net income of $196,455, adjusted for non-cash items of depreciation and amortization of $228,014 and a warrant issued for compensation of $1,884, less a net change in operating assets and liabilities of $558,032. The Company saw an increase in accounts receivable during the first nine months of 2000 primarily due to higher sales compared to 1999. The Company also saw an increase in prepaid expenses in the amount of $229,108. The bulk of the increase was related to costs associated with leasehold improvements which currently stand at approximately $210,000. The Company recently expanded into an additional 10,000 square feet of space and is in the process of upgrading its entire facility. Once all of the costs have been incurred, the balance will be pulled from prepaid expenses and capitalized as a leasehold improvement and expensed over a 5 year period consistent with the term of the Company's facility lease. Additionally, the landlord will be financing $150,000 of the leasehold improvement costs with a repayment term of 5 years, which will result in a $150,000 cash infusion to the Company during the fourth quarter.

Net cash used in investing activities for the nine months ended September 30, 2000 was $232,408. Equipment was purchased totaling $195,821 and the Company had additions to patent rights totaling $36,587 during the period. The Company disposed of $126,677 worth of fully depreciated computer equipment, software and equipment during the third quarter as part of the move into the new space.

Net cash provided by financing activities for the nine months ended September 30, 2000 was $266,093. The Company made principal debt payments of $17,933 and borrowed an additional $224,495 on its line of credit. The Company also received cash of $59,531 from the exercise of options and warrants.

As a result, the Company's cash and cash equivalents were $908,701 as of September 30, 2000 compared to $1,006,695 at December 31, 1999. Working capital increased from $1,724,862 as of December 31, 1999 to $1,961,634 as of September 30, 2000.

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

On August 25, 2000, the Company signed two development and licensing agreements with Med-Design Corporation. The first one relates to a safety "Seldinger" needle device and the second relates to a safety introducer (see the Company's Report on Form 8K filed on September 19, 2000). These agreements have the potential to significantly increase sales beginning in 2001. The Company will need to expend capital in order to begin ramping up its production capacity for these products beginning in 2001. Depending on the level of demand for these products, the Company may need to raise additional capital in the future in order to fully take advantage of the potential opportunity associated with these products.

Except for the capital needs associated with such products, if sales and working capital needs meet the Company's estimates, the Company believes its available cash and investments, along with borrowing availability under its line of credit, will be sufficient to meet the Company's anticipated operating expenses and cash requirements for the foreseeable future. If the sales estimates are not realized or working capital requirements exceed those anticipated, the Company may need to secure additional capital or, if capital is not available, to curtail its marketing efforts.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Reform Litigation Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB and other recent filings with the Securities and Exchange Commission, as well as, and without limitation, failure of the Med-Design products to meet sales expectations and/or higher than anticipated costs in launching and marketing such products; attracting and retaining key personnel; lack of market acceptance of the Company's products; introduction of competitive products; the availability of third party reimbursement; changes in government regulations; difficulties protecting the Company's intellectual property rights; exposure to product liability claims; performance of the Company's sales representatives and ability to attract and retain effective sales representatives; and the Risk Factors included in Form 10-QSB filed with the Securities and Exchange Commission on May 11, 2000.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 - OTHER INFORMATION
         None

ITEM 6(a) - EXHIBITS

* Development and licensing agreement for safety "Seldinger" needle device between Med-Design Corporation and MedAmicus, Inc., dated August 25, 2000 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated August 25, 2000)
* Development and licensing agreement for safety introducer between Med-Design Corporation and MedAmicus, Inc., dated August 25, 2000 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated August 25, 2000)
* Press Release announcing execution of development and licensing agreements, dated August 28, 2000 (incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated August 25, 2000).
*    Financial Data Schedule - Exhibit 27

ITEM 6(b) - REPORTS ON FORM 8-K
         Form 8-K dated August 25, 2000, reporting agreements with Med-Design Corporation.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       MEDAMICUS, INC.

Date: October 25, 2000                 By:  /s/ James D. Hartman
                                       President, Chief Executive Officer and
                                       Chief Financial Officer