Form 10KSB
period 2000-12-31
MEDAMICUS INC
filed 2001-03-14
CIK 833140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   For the fiscal year ended December 31, 2000

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ___

The issuer's revenues for its most recent fiscal year were $10,978,966

The aggregate market value of the Common Shares held by nonaffiliates of the issuer as of March 8, 2001 was approximately $15,778,000.

Common Shares outstanding at March 8, 2001: 4,169,699 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 26, 2001 are incorporated by reference into Part III.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

MedAmicus, Inc. is a medical products company that consists of two distinct business divisions: The Percutaneous Delivery Solutions Division and the Gynecology Division.

The Percutaneous Delivery Solutions Division is engaged in the following activities:

* The design, development, manufacture and marketing of percutaneous vessel introducers and related vascular delivery products.
* The manufacture of medical devices and components for other medical product companies on a contract basis.

The Gynecology Division is engaged in the following activities:

* The design, development, manufacture and marketing of an incontinence diagnostic pressure measurement system utilizing a proprietary fiber optic transducer, referred to as the LuMax(TM) System.

PERCUTANEOUS DELIVERY SOLUTIONS DIVISION

DESCRIPTION

The Company manufactures and markets a family of percutaneous venous vessel introducers with proprietary features, as well as its own proprietary introducer. Vessel introducers allow physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel.

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

During 1999, the Company began working closely with Medtronic on the development of a left ventricle lead delivery system to facilitate bi-ventricular stimulation, a hopeful treatment for congestive heart failure. The first generation of this product was successfully launched in Europe by Medtronic at the end of 1999. The Company has completed development on the second generation of this product that is now being used in Medtronic's clinical testing program in the United States. These sophisticated delivery systems carry substantially higher average selling prices than standard introducers, giving the Company a greater opportunity for significant revenues in the years ahead, assuming bi-ventricular stimulation proves to be a viable treatment option.

In August 2000, the Company announced the signing of an agreement with Med-Design Corporation for the right to manufacture and distribute Med-Design's center-line retractable Safety Seldinger Introducer Needle. MedAmicus will market the Safety Seldinger Needle initially to its customer base in the venous access market including pacing, port and dialysis applications, as it explores with Med-Design channels of distribution into other potential markets. The Med-Design product retracts into a protective sheath while still in the patient, eliminating the possibility of a needle stick after coming in contact with a patient's blood. There are estimated to be over 1,000,000 accidental needle sticks in the U.S. each year, and with the risk of acquiring a blood borne disease such as the HIV virus, these needle sticks have received significant attention. In the last several years the Federal Occupational Safety and Health Agency has recommended the use of safety needles for medical personnel and just recently Massachusetts became the sixteenth state to pass safety needle legislation. In November 2000, Congress passed and the President signed the Needlestick Safety and Prevention Act, mandating the use of effective, safer medical devices, primarily safer needles to reduce accidental needlesticks.

MARKETS AND MARKETING

The Company estimates that there are approximately 3,000,000 central venous and peripheral access procedures performed worldwide each year in which venous vessel introducers are used. Because the majority of vessel introducers are sold in combination with the sale of infusion catheters, implantable ports or pacing leads, the Company's management determined that it would be advantageous for the Company to enter into distribution agreements with medical device manufacturers that will market the Company's vessel introducer with their catheters, implantable ports or pacing leads. Accordingly, the Company entered into such agreements with Medtronic, Inc. and with Bard Access Systems, a subsidiary of C.
R. Bard, Inc. for the sale of introducers into their respective markets.

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

For the years ended December 31, 2000 and 1999, Medtronic accounted for 55% and 56% of total Company sales. The loss of Medtronic as a customer would have a material adverse effect on the Company. Sales to Bard represent less than 5% of total Company sales, although it is anticipated that sales to Bard will increase during 2001.

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

The Company manufactures, assembles and packages the advanced delivery system kits purchased by Medtronic. The guide catheters, which are the most costly component in the kit, are purchased from an outside source approved by Medtronic. The removal technique utilizes the Company's proprietary slitter. The Company believes that all of the components utilized in this kit are available from a variety of sources. The cost of the completed advanced delivery system kit is approximately 10 times the cost of a standard introducer kit.

The Company is currently developing manufacturing processes, having tooling built and identifying component suppliers in order to commence manufacture of the safety needle in the summer of 2001.

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

RESEARCH & DEVELOPMENT

Over the past year, the Company has significantly increased its product development activities in order to broaden and improve its venous vessel introducer product offering and to expand its customer base. The Company's management believes that, with the trend towards less invasive surgical procedures, there will be increasing demand for vessel introducers and delivery systems. The Company intends to significantly increase its research and development spending in 2001 as it ramps up development on its new safety needle product for a Fall 2001 release. There can be no assurance that the Company's development efforts will result in additional revenue. The Company's research and development activities have been coordinated primarily by employees of the Company, although the Company has utilized outside specialists on a contract basis, and expects to continue to do so. For years ended December 31, 2000 and 1999, the Company expended $604,999 and $469,958 on research and development activities directly related to introducer and delivery system products.

CONTRACT MANUFACTURING

Since October 1985, the Company has performed contract manufacturing services for a variety of medical device companies in the Minneapolis and St. Paul, Minnesota metropolitan area, and currently manufactures four medical products for one company and one medical product for another company. For the years ended December 31, 2000 and 1999, contract manufacturing revenues were approximately 8% and 5% of the Company's total revenues.

GYNECOLOGY DIVISION

DESCRIPTION

The Company has designed and developed the LuMax Cystometry System, a fiber optic pressure transducer system designed to conduct diagnostic urological studies, primarily incontinence analysis. Measurement of physiological pressures is a frequently used procedure in the diagnosis and treatment of disorders in the cardiovascular, respiratory, neurological and urological systems. The Company elected to pursue the urological market place where the Company believed the prevalence of female incontinence and prostate obstruction offered the greatest opportunity for future revenue growth. The Company's fiber optic pressure transducer system received marketing clearance from the U. S. Food and Drug Administration in January 1993.

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

The Company manufactures two different catheters in several sizes and three separate monitors, which are designed to be used for urological diagnostic procedures. Both catheters have one sensor, the difference being one has an infusion lumen and one does not. An infusion lumen allows the physician to infuse liquid through the catheter during the procedure. The Company markets both single use disposable catheters and catheters which can be sterilized and reused twenty times by the physician. The Company received Food and Drug Administration marketing clearance for the reusable catheter in February 1996.

Two of the monitors are stand alone systems (the LuMax Cystometry System) which are designed to conduct tests necessary for a physician to diagnose and treat patients with urological disorders including incontinence and benign prostatic hyperplasia. Their primary market focus is the office-based gynecology and urology practice. The difference in the two systems is that one, the LuMax Pro, is capable of interfacing with a personal computer, allowing the physician to view the study on-line, store the study and print the study on a standard 8.5" x 11" sheet of paper. The third monitor is an interface unit (the LuMax Interface System) designed to be connected to an existing urodynamic testing system allowing a hospital or urology clinic, with such testing equipment already in place, to use the Company's fiber optic catheters. The Company completed final development of the Interface System and began marketing the product in the second quarter of 1999.

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

An enlarged prostate or benign prostatic hyperplasia is a condition that affects half of all men over age 55. A pressure flow study is a urodynamic test designed to measure the severity of the blockage and determine if intervention is appropriate. The Company's LuMax Cystometry System with Uroflow is designed to perform this study.

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

In January 1999, the Company completed the transition to a direct sales force. The Company terminated its contracts with its independent sales representatives effective December 31, 1999 and hired ten experienced sales representatives as full time employees. This direct sales force calls on gynecology and urology practices but does not typically call on the hospital-based urodynamic labs. These urodynamic labs generally utilize high-end urodynamic equipment and the LuMax Interface System was designed to attach to this equipment to allow the customers to use the Company's fiber optic catheters. The Company attempted to sell the Interface System to the hospital-based urodynamic labs during the second and third quarters of 1999 with its direct sales force. While the Company was successful in selling a number of systems, the time involved in selling into this marketplace negatively impacted the Gynecology Division's financial results. The Company is currently exploring alternative options for distributing its LuMax Interface System.

In January 2001, the Company announced that it initiated a strategic restructuring of its Gynecology Division to direct sales and marketing activities towards a focus on patients and the testing that is necessary to assure a positive outcome for their incontinence. The Company concluded that if this division is to be successful in making incontinence diagnostics a standard of care in gynecology practices, it is essential that it make such procedures a standard of care in its existing customer base of 900 accounts. Acceptance by this group of physicians should help drive acceptance in the rest of the gynecological community. The restructuring was designed to align the divisional expenses with the growth rate of the business and focus on increasing the number of diagnostic tests within its existing loyal customer base. These changes are intended to allow the division, which has been operating at a loss, to perform at or near break-even before allocation of general and administrative costs for the calendar year 2001. As part of the restructuring, the Company took a one-time charge of $232,942 in December 2000 for staff reduction costs, as well as a write down of inventory that exceeded the division needs for the foreseeable future.

The Company has no plans at this time for international distribution agreements.

MANUFACTURING

The Company currently manufactures its catheters in its existing facility and expects that adequate space will be available to meet the Company's needs during the next several years. As of February 2001, the Company has the capacity to manufacture approximately 10,000 catheters per month on a single shift using semi-automated equipment designed by the Company. The Company expects such equipment will be adequate to meet production requirements until automated equipment is required to increase capacity. The Company is conducting ongoing studies related to the feasibility and cost of automated manufacturing equipment.

As of February 2001, the Company has the capacity to assemble approximately 25 monitors per month on one shift with current staffing. It is believed that the Company has adequate capacity to meet monitor requirements for the foreseeable future.

The Company has approved suppliers for all materials necessary to manufacture the monitors and catheters and believes that other acceptable suppliers exist for these materials.

COMPETITION

The Company's LuMax System competes with urodynamic systems that use both the traditional external strain gauge transducer, and with transducers that incorporate designs such as fiber optic transducers and micro-tipped catheter transducers.

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

Another pressure measurement device is the micro-tipped catheter, which is comprised of a miniaturized strain gauge transducer on the tip of a catheter. While the micro-tipped catheter, which is reusable, offers many of the same advantages as the fiber optic catheter, it is sold at a substantially higher cost than the Company's current reusable catheter.

Companies that market disposable external strain gauge transducers for use in the urological testing markets include Cobe Laboratories, Inc., Lakewood, Colorado; Spectramed Inc., Critical Care Division, Oxnard, California; and Baxter Healthcare Corporation, Edwards Division, Santa Ana, California.

Companies that are utilizing fiber optic technology in the manufacture of pressure sensing devices include Camino Laboratories, San Diego, California, which markets a device used primarily for neurological procedures; Radi Medical Systems, Sweden, which markets its device in Europe for hemodynamic testing and possibly urological monitoring, and; Bard Urological, a subsidiary of C. R. Bard, Inc., which markets a urodynamic system similar to the Company's LuMax System. Bard Urological is marketing their fiber optic system through a network of direct sales personnel into the U. S. urology office market. Management believes that each of the companies mentioned above may have significantly greater financial and other resources than the Company. The Company believes that the primary bases of competition will be product performance, price and marketing.

While the Company has obtained patents relating to its transducer, such patents may not prevent the above described companies or any other companies from developing competing fiber optic devices for the urodynamic testing market or for any other pressure measurement applications which the Company may pursue.

RESEARCH AND DEVELOPMENT

Research and development expenditures for the Gynecology Division were $448,377 for 2000, compared to $443,771 in 1999, representing an increase of $4,606 or 1.0%. The Company completed development of LuMax Pro, a next generation version of the LuMax System which provides enhanced study management, reporting and record keeping capabilities for clinicians. The Company will continue to make incremental upgrades to LuMax Pro in 2001, as well as continue to work on reducing catheter costs. However, because of the strategic restructuring discussed earlier, the division expects to decrease research and development spending in 2001.

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

If a Class II device is substantially equivalent to an existing device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Premarket Notification Submission under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that it be provided with clinical test results demonstrating the safety and efficacy of the device.

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

On several occasions beginning in 1993, with the last communication received in February 1998, the Company has received correspondence or inquiries from a competitor in the fiber optic transducer market regarding patents it holds relating to fiber optic transducers. The correspondence specifically references a patent on a technique to calibrate the fiber optic system and requesting additional information regarding the Company's calibration technique and why such technique does not infringe the competitor's patent. The Company has responded to such inquiries each time they have been received. The Company has been aware of this patent and has specifically designed the calibration system associated with its transducer so as not to infringe the competitor's patent. In addition, the Company has been issued a United States patent on its calibration technique. The Company has also received an opinion of counsel that its calibration system does not infringe such patent. While the Company is not aware of the competitor's intentions with respect to this matter, the Company will continue to respond to such inquiries as necessary.

Due to the rapid technological changes experienced in the medical device industry, the Company's management believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

EMPLOYEES

As of March 8, 2001, the Company employed 96 persons, consisting of 90 full-time and 6 part-time.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's administrative, manufacturing and research and development facilities, consisting of approximately 31,337 square feet, are located at 15301 Highway 55 West, Plymouth, Minnesota 55447. The Company leases these facilities pursuant to a new five year lease that commenced on August 1, 2000 and expires July 31, 2005. The lease provides for up to three one-year extensions that are automatic if the Company does not give a six-month notice of evacuation. The lease calls for rent payments of $20,716 per month, which includes base rent, a portion of the operating expenses and real estate taxes. The base rent can escalate yearly based on the consumer price index.

ITEM 3. LEGAL PROCEEDINGS

The Company's management is not aware of any litigation pending against the Company or its properties.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock has been traded on The Nasdaq Stock Market(SM) under the symbol MEDM since September 1991. The table below shows the high and low closing sales prices for the quarters indicated.

           ------------------- ------------------- -------------------- -------------------
               FIRST QUARTER      SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER
           ------------------- ------------------- -------------------- -------------------
YEAR          LOW      HIGH       LOW      HIGH       LOW       HIGH       LOW      HIGH
---------- --------- --------- --------- --------- --------- ---------- --------- ---------
1999          .969     1.438     1.063     1.813     1.438      2.250     1.125     1.813
---------- --------- --------- --------- --------- --------- ---------- --------- ---------
2000         1.500     4.000     1.750     2.625     2.000      4.438     3.313     5.813
---------- --------- --------- --------- --------- --------- ---------- --------- ---------
2001*        3.906     5.125
---------- --------- --------- --------- --------- --------- ---------- --------- ---------

* Through March 8

As of March 8, 2001, the Company had approximately 137 record holders and 1,200 beneficial holders of its common stock. The Company has not paid cash dividends in the past and does not expect to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following overview provides a general discussion of operations during 1999 and 2000. Additional analysis of the years by division is provided below.

Total revenues were $10,978,966 for 2000 compared to $9,013,473 for 1999, representing a 21.8% increase. Total gross profit increased from $4,169,305 for 1999, to $5,588,763 for 2000, representing a 34.1% increase. Total gross profit as a percent of sales increased from 46.3% to 50.9% in such periods. Total research and development expenditures were $1,053,376 or 9.6% of sales for 2000, compared to $913,729 or 10.1% of sales for 1999, representing a 15.3% increase. Sales and marketing expenses increased from $2,327,020 for 1999 to $2,756,067 for 2000. General and administrative expenses increased from $1,030,632 for 1999 to $1,268,774 for 2000. The increase in general and administrative expenses was primarily due to increased spending on salaries, increased matching costs on the Company's 401(k) program, registration costs associated with maintaining ISO 9000 certification, investor relations activities and a $39,000 charge to bad debts during the period related to two customers. Interest income increased $12,395 in 2000 due to increased balances and higher interest rates. Interest expense increased $50,309 between the comparable periods primarily due to larger outstanding borrowings on the line of credit and higher interest rates. Other expenses remained relatively unchanged in total during the comparable periods, except for a $232,942 restructuring charge taken in the fourth quarter of 2000 related to changes in the Gynecology Division..

As a result, the Company had net income of $161,918 or $.04 per share for 2000, compared to a net loss of $174,664 or $.04 per share for 1999.

PERCUTANEOUS DELIVERY SOLUTIONS DIVISION

Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $6,477,302 for 2000, compared to $5,307,451 for 1999, representing a 22.0% increase. This increase was primarily due to shipments of the Left Ventricle Lead Delivery System to Medtronic. Medtronic built some inventory of these kits during the first quarter of 2000 which helped to impact the comparable results. This sophisticated kit, which began shipping during the third quarter of 1999, allows physicians access to the left ventricle of the heart in order to provide stimulation for the treatment of patients with congestive heart failure. Medtronic is currently conducting clinical trials in the United States related to left heart and bi-ventricular pacing, and if the outcome of the studies indicate a viable treatment option for congestive heart failure as Medtronic anticipates, the Company could experience significant revenue growth from this product.

The division is following a strategy of expanding its product offering and customer base for introducer products. The introducer customer base now totals twelve customers compared to three at the beginning of 1999. The Company is in the ramp-up stage with a number of these customers, so future sales are expected to be favorably influenced by these new relationships. The Company expects to see strong introducer sales to continue during 2001.

Contract manufacturing sales were $878,858 for 2000, compared to $472,982 for 1999, representing an 85.8% increase. This increase was primarily due to one of the Company's contract customers ordering higher quantities of product during 2000. The Company expects contract manufacturing sales in 2001 to be consistent with those seen in 2000. The Company also does some contract research and development work periodically for Medtronic and realized sales of $42,633 for 2000 compared to $101,560 for 1999.

The gross profit percentage on vessel introducers and contract manufacturing totaled 50.9% for 2000, compared to 51.2% for 1999. The decrease in the gross profit percentage on vessel introducers and contract manufacturing was primarily due to increased expenses as the Company ramps up its manufacturing capacity to meet the demands of the new customer orders expected in 2001.

Research and development expenditures were $604,999 or 8.2% of PDS sales for 2000, compared to $469,958 or 8.0% of PDS sales for 1999. The Company increased its engineering staff, has been working on a number of projects for Medtronic, and is also working on several new introducer product concepts. The Company expects research and development expenditures to increase in 2001 as the Company continues work on introducer products, as well as co-development work with Med-Design Corporation on the safety needle.

Sales activities are conducted primarily by two independent sales representatives. Selling expenses increased from $118,441 for 1999 to $197,918 for 2000. This increase was primarily due to two factors. First, commission expense increased due to the increase in sales. Second, the Company hired the second sales representative in May 1999 to help expand the customer base for its products. The costs associated with this sales representative, including attending trade shows during the current year were not incurred during the full twelve-month period in 1999.

GYNECOLOGY DIVISION

Sales of the Company's fiber optic pressure sensing products were $3,580,173 for 2000, compared to $3,131,480 for 1999, representing a 14.3% increase. Monitor sales increased $184,050 or 12.7% and catheter sales increased $298,354 or 20.0% over the comparable periods. The Company also saw increases in its accessory and service sales totaling $30,629.

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

The gross profit percentage on fiber optic products totaled 50.9% or $1,821,641 for 2000 compared to 36.9% or $1,155,508 for 1999. This increase was primarily due to a higher average selling price on the LuMax Pro System, better catheter yields, and improved catheter margins related to the launch of the S-Series catheter in the third quarter of 1999. The Company also increased prices on its catheters in October 2000 which should positively influence the gross profits in 2001.

Total research and development expenditures were $448,377 or 12.5% of GYN sales for 2000, compared to $443,771 or 14.2% of GYN sales for 1999. The Company completed development on the next generation LuMax System, the LuMax Pro in March 2000. This product was launched in March at the Company's sales meeting. The Company will continue to make incremental upgrades to LuMax Pro in 2001, as well as continue to work on reducing catheter costs. However, because of the strategic restructuring discussed below, the Company expects to decrease research and development spending in 2001.

Selling expenses increased from $2,208,579 in 1999 to $2,558,149 for 2000. The increase was primarily due to a marketing campaign kicked off in the first quarter of 2000 to help generate leads for the Company's direct sales force and heighten awareness of the LuMax System. Other reasons for the increase included increased spending on salaries, commissions, and samples related to the launch of the S-Series catheter and LuMax Pro.

In January 2001, the Company announced that it initiated a strategic restructuring of its Gynecology Division to direct sales and marketing activities towards a focus on patients and the testing that is necessary to assure a positive outcome for their incontinence. The restructuring was designed to align the divisional expenses with the growth rate of the business and focus on increasing the number of diagnostic tests within its existing loyal customer base. The Company concluded that if this division is to be successful in making incontinence diagnostics a standard of care in gynecology practices, it is essential that it make such procedures a standard of care in its existing customer base of 900 accounts. Acceptance by this group of physicians should help drive acceptance in the rest of the gynecological community.. These changes are intended to allow the division, which has been operating at a loss, to perform at or near break-even before allocation of general and administrative costs for the calendar year 2001. As part of the restructuring, the Company took a one-time charge of $232,942 in December 2000 for staff reduction costs, as well as a write down of inventory that exceeded the division needs for the foreseeable future. As a result of this restructuring, the Company expects to see significantly lower selling expenses in 2001, along with significantly lower monitor sales due to the re-focusing of the division.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had unrestricted cash and cash equivalents of $1,007,149, compared to $1,006,695 as of December 31, 1999. Net cash provided by operating activities during the year ended December 31, 2000 was $399,212, consisting primarily of net income of $161,918, adjusted for non-cash items of depreciation and amortization of $306,614, a loss on disposal of equipment of $32,073 and warrants issued for compensation of $1,884, less a net change in operating assets and liabilities of $103,277.

Net cash used in investing activities in 2000 was $736,221, consisting of acquisition of property and equipment for $685,532, which included $317,555 for the expansion of the Company's facilities, and the addition to patent rights of $50,689.

Net cash provided by financing activities was $337,463, consisting of proceeds from the exercise of options and warrants of $69,540 and additional borrowings on the line of credit of $298,834, offset by payments on the Company's capital lease obligations of $30,911. The Company signed a five year note payable for $150,000 related to a leasehold improvements loan provided by the landlord, and a five year note payable for $84,655 related to the purchase of an injection molding machine during 2000.

On May 26, 2000, the Company signed an extension through June 30, 2001 on its revolving line of credit with a financial institution. The line was increased from $2,000,000 to $2,500,000 and the agreement calls for interest at the rate of 1.00% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets. The agreement also requires the Company to meet certain financial covenants, including a minimum net worth covenant which the Company did not meet in December 2000 due to booking the Gynecology Division restructuring charge. The financial institution waived the violation and amended the agreement on January 23, 2001. The Company anticipates that it will be able to extend the line of credit when it expires in June 2001. If the financial institution decides not to extend the agreement, additional capital may be required to fund 2001 operations and capital expenditure requirements. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities. If the Company is unable to obtain financing when required, the Company could be forced to curtail its operations.

As of December 31, 2000, the Company's current assets exceeded current liabilities by $1,443,415, with a current ratio of 1.5 to 1, compared to working capital of $1,724,862 or a current ratio of 1.9 to 1 as of December 31, 1999. Accounts receivable increased from $1,229,665 as of December 31, 1999 to $1,673,626 as of December 31, 2000, an increase of $443,961. This increase was primarily due to higher sales levels in 2000 over 1999. Receivables, as a percentage of sales, remained relatively constant between the periods. Inventory and accounts payable remained relatively unchanged during the comparable periods. Finally, notes payable to bank increased from $1,252,213 as of December 31, 1999 to $1,551,047 as of December 31, 2000, an increase of $298,834.

At December 31, 2000, the Company had income tax carryforwards of net operating losses of approximately $5,555,000 and research and development credit carryforwards of approximately $300,000. At December 31, 2000, the Company's net deferred tax assets, totaling approximately $2,694,000, have been fully offset by a valuation allowance due to their uncertainty of realization. Realization of these deferred tax assets is dependent upon sufficient future taxable income during the period when the deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 on Revenue Recognition (SAB 101) in December of 1999. SAB 101 was effective for the Company in the fourth quarter of 2000. SAB 101 provides further guidance on revenue recognition and establishes criteria that must be met to recognize revenue. In addition, the SAB addresses whether revenue should be presented gross or net and provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. Management believes that the adoption of SAB 101 has had no significant effect on the Company's financial statements.

Forward-looking statements contained in this annual report on Form 10-KSB, including without limitation in Management's Discussion and Analysis and in the Chief Executive Officer's letter to shareholders, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: inability to attract and retain key personnel; delays in new product launches; lack of market acceptance of the Company's products; introduction of competitive products; patent and government regulatory matters; inability to attract effective sales representatives and/or unsatisfactory performance by sales representatives; and the Risk Factors included in Form 8-K filed with the Securities and Exchange Commission on August 25, 2000.

ITEM 7. FINANCIAL STATEMENTS



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of MedAmicus, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of MedAmicus, Inc., as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedAmicus, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       McGLADREY & PULLEN, LLP



Minneapolis, Minnesota
January 19, 2001 (January 23, 2001, as to Note 5)

                                 BALANCE SHEETS

                                                                           DECEMBER 31, 2000   DECEMBER 31, 1999
                                                                        -----------------------------------------
ASSETS (Note 5)
CURRENT ASSETS:
     Cash and cash equivalents                                                $    1,007,149      $    1,006,695
     Accounts receivable, less allowance for doubtful accounts of
        $15,226 and $22,837, respectively (Note 8)                                 1,673,626           1,229,665
     Inventories, less obsolescence reserve of $40,000 and $81,218,
        respectively (Note 2)                                                      1,427,197           1,407,189
     Prepaid expenses and other assets                                                49,423              72,915
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               4,157,395           3,716,464
-----------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT: (Note 6)
     Equipment                                                                     2,814,148           2,401,566
     Office furniture, fixtures and computers                                        682,352             673,338
     Leasehold improvements                                                          692,260             365,800
-----------------------------------------------------------------------------------------------------------------
                                                                                   4,188,760           3,440,704
     Less accumulated depreciation and amortization                               (2,854,166)         (2,750,073)
-----------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                         1,334,594             690,631
-----------------------------------------------------------------------------------------------------------------
PATENT RIGHTS, net of accumulated amortization of
   $163,435 and $151,122, respectively                                                69,043              30,667
=================================================================================================================
TOTAL ASSETS                                                                  $    5,561,032      $    4,437,762
=================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank (Note 5)                                            $    1,551,047      $    1,252,213
     Accounts payable                                                                436,650             383,280
     Accrued expenses (Note 3)                                                       668,345             334,365
     Current installments of capital lease obligations (Note 6)                       57,938              21,744
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                          2,713,980           1,991,602
-----------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments (Note 6)                   214,849              47,299
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  2,928,829           2,038,901
-----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY: (Note 7)
     Preferred stock-undesignated, authorized 1,000,000 shares                             0                   0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,164,599 and 4,114,774 shares, respectively                      41,646              41,148
     Additional paid-in capital                                                    8,649,043           8,578,117
     Accumulated deficit                                                          (6,058,486)         (6,220,404)
-----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                         2,632,203           2,398,861
=================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $    5,561,032      $    4,437,762
=================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS

                            STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                          2000                1999
-------------------------------------------------------------------------------------------
Net sales (Note 8)                                      $   10,978,966      $    9,013,473
Cost of sales (Note 11)                                      5,439,971           4,844,168
-------------------------------------------------------------------------------------------
GROSS PROFIT                                                 5,538,995           4,169,305
-------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                1,053,376             913,729
     Selling, general and administrative                     4,024,841           3,357,652
     Restructuring charge (Note 11)                            183,174                   0
-------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                     5,261,391           4,271,381
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                        277,604            (102,076)
-------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                         (145,751)            (95,442)
     Interest income                                            50,108              37,713
     Other                                                     (20,043)            (14,859)
-------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                  (115,686)            (72,588)
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $      161,918      $     (174,664)
-------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE
     Basic                                              $         0.04      $        (0.04)
     Diluted                                            $         0.04      $        (0.04)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
     Basic                                                   4,164,599           4,112,479
     Diluted                                                 4,386,964           4,112,479

SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS


                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           Common Stock         Additional
                                                    -------------------------     Paid-In        Accumulated
YEARS ENDED DECEMBER 31, 2000 AND 1999                 Shares        Amount       Capital           Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                        4,112,274   $     41,123   $  8,578,142    $ (6,045,740)   $  2,573,525
Warrants exercised (cashless)                            2,500             25            (25)             --              --
Net loss for the year ended December 31, 1999               --             --             --        (174,664)       (174,664)
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                        4,114,774   $     41,148   $  8,578,117    $ (6,220,404)   $  2,398,861
Options exercised                                       49,825            498         69,042               0          69,540
Warrants issued to consultant for services                   0              0          1,884               0           1,884
Net income for the year ended December 31, 2000              0              0              0         161,918         161,918
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                        4,164,599   $     41,646   $  8,649,043    $ (6,058,486)   $  2,632,203
=============================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                                2000              1999
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $    161,918      $   (174,664)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                              306,614           371,196
          Loss on disposal of equipment                                               32,073                 0
          Warrants issued for compensation                                             1,884                 0
          Changes in operating assets and liabilities:
               Accounts receivable                                                  (443,961)          (88,363)
               Inventories                                                           (20,008)          (92,463)
               Prepaid expenses and other assets                                      23,492           (18,970)
               Accounts payable                                                       53,370           (11,105)
               Accrued expenses                                                      283,830            60,907
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            399,212            46,538
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                            (685,532)         (312,092)
     Additions to patent rights                                                      (50,689)          (24,330)
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (736,221)         (336,422)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                                           (30,911)          (42,780)
     Proceeds from exercise of stock options                                          69,540                 0
     Borrowings on note payable to bank                                              298,834           317,304
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            337,463           274,524
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     454           (15,360)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       1,006,695         1,022,055

---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $  1,007,149      $  1,006,695
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                                     $    142,513      $     90,749
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred for use of equipment                               $    234,655      $     68,300
     Property and equipment purchases financed with vendor accounts payable     $     50,150      $         --
---------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

NATURE OF BUSINESS

MedAmicus, Inc. is a medical products company that consists of two distinct business divisions: The Percutaneous Delivery Solutions Division and the Gynecology Division.

The Percutaneous Delivery Solutions Division is engaged in the following activities:

* The design, development, manufacture and marketing of percutaneous vessel introducers and related vascular delivery products.
* The manufacture of medical devices and components for other medical product companies on a contract basis.

The Gynecology Division is engaged in the following activities:

* The design, development, manufacture and marketing of an incontinence diagnostic pressure measurement system utilizing a proprietary fiber optic transducer, referred to herein as the LuMax(TM) System.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of the product to the customer. The Securities and Exchange commission issued Staff Accounting Bulletin No. 101 on Revenue Recognition (SAB 101) in December of 1999. SAB 101 was effective for the Company in the fourth quarter of 2000. SAB 101 provides further guidance on revenue recognition and establishes criteria that must be met to recognize revenue. In addition, the SAB addresses whether revenue should be presented gross or net and provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The accompanying financial statements comply with the provisions of SAB 101.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENT

The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that value:

* CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of these instruments.

* NOTES PAYABLE: The fair value of the Company's notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 2000 and 1999, the fair value of the Company's notes payable approximated their carrying value.

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

No income tax provision for 2000 has been presented in the Statements of Operations due to the utilization of net operating loss carryforwards (see Note
4).

RESEARCH AND DEVELOPMENT EXPENDITURES

The Company's research and development expenditures are expensed as incurred.

BASIC AND DILUTED NET LOSS PER SHARE

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. As described in Note 7, the Company had options and warrants outstanding at December 31, 2000 and 1999. However, because the Company incurred a loss in 1999, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, basic and diluted loss per-share amounts are the same in 1999.

--------------------------------------------------------------------------------
2.  INVENTORIES
--------------------------------------------------------------------------------

INVENTORIES AT DECEMBER 31, 2000 AND 1999 CONSISTED OF THE FOLLOWING:

--------------------------------------------------------------------------------
                                                          2000             1999
--------------------------------------------------------------------------------
Purchased parts and subassemblies                 $    981,463     $    844,775
Work in process                                        208,077          268,439
Finished goods                                         237,657          293,975
--------------------------------------------------------------------------------
                                                  $  1,427,197     $  1,407,189
================================================================================

--------------------------------------------------------------------------------
3. ACCRUED EXPENSES
--------------------------------------------------------------------------------

ACCRUED EXPENSES AT DECEMBER 31, 2000 AND 1999 CONSISTED OF THE FOLLOWING:

--------------------------------------------------------------------------------
                                                            2000           1999
--------------------------------------------------------------------------------
Compensation                                          $  387,509     $  264,110
Severance Pay                                            151,101              0
Other                                                    129,735         70,255
--------------------------------------------------------------------------------
                                                      $  668,345     $  334,365
================================================================================

--------------------------------------------------------------------------------
4. INCOME TAXES
--------------------------------------------------------------------------------

At December 31, 2000, the Company had carry-forwards of net operating losses (NOL's) of approximately $5,555,000 and research and development credit carry-forwards of approximately $300,000 for income tax purposes. These carry-forwards are available to offset future taxable income and related income taxes, respectively, and expire as follows:

--------------------------------------------------------------------------------
YEARS OF EXPIRATION   NET OPERATING LOSSES   RESEARCH & Development Tax Credits
--------------------------------------------------------------------------------
       2002                     $        0                             $  1,000
       2003                          5,000                                3,000
       2004                        200,000                                5,000
       2005                        285,000                                3,000
       2006                        275,000                               10,000
       2007                        670,000                               28,000
       2008                      1,300,000                               55,000
       2009                      1,170,000                               36,000
       2010                        664,000                               13,000
       2011                        966,000                               16,000
       2012                              0                               23,000
       2018                              0                               26,000
       2019                         20,000                               40,000
       2020                              0                               41,000
--------------------------------------------------------------------------------
      Totals                    $5,555,000                             $300,000
================================================================================

The appropriate deferred tax effect of each type of temporary difference and carry-forward is:

--------------------------------------------------------------------------------
DEFERRED TAX ASSETS                                      2000              1999
--------------------------------------------------------------------------------
   Net operating loss carry-forwards              $ 2,113,000       $ 2,152,000
   Depreciation                                       170,000           210,000
   Vacation accrual                                    48,000            38,000
   Inventory                                           16,000            31,000
   Other                                               47,000            62,000
   Tax credit carry-forwards                          300,000           259,000
--------------------------------------------------------------------------------
Subtotal                                          $ 2,694,000       $ 2,752,000
Less valuation allowance                           (2,694,000)       (2,752,000)
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                           $         0       $         0
================================================================================

Due to the uncertainty surrounding the realization and timing of the benefits resulting from its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. A reconciliation of the valuation allowance for deferred tax assets is as follows:

--------------------------------------------------------------------------------
                                                            2000           1999
--------------------------------------------------------------------------------
Valuation allowance at beginning of the year          $2,752,000     $2,662,000
Change in allowance                                      (58,000)        90,000
--------------------------------------------------------------------------------
Valuation allowance at end of the year                $2,694,000     $2,752,000
================================================================================

The total tax expense (benefit) differs from the expected tax expense (benefit), computed by applying the federal statutory rate to the Company's net loss, as follows:

--------------------------------------------------------------------------------
                                                            2000           1999
--------------------------------------------------------------------------------
Expected income tax expense (benefit)                   $ 57,000       $(61,000)
Effect of net operating loss (NOL) and tax credit
  carryforwards with no current benefit                        0         90,000
Utilization of NOL carryforwards                         (49,000)             0
State income taxes                                        13,000         (5,000)
Income tax credits                                       (41,000)       (40,000)
Non-deductible expenses                                   20,000         16,000
--------------------------------------------------------------------------------
Net tax expense  (benefit)                              $      0       $      0
================================================================================

--------------------------------------------------------------------------------
5. NOTES PAYABLE
--------------------------------------------------------------------------------

NOTE PAYABLE TO BANK

On May 26, 2000, the Company signed an extension through June 30, 2001 on its revolving line of credit with a financial institution. The line was increased from $2,000,000 to $2,500,000 and the agreement calls for interest at the rate of 1.00% over the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets. The agreement also requires the Company to meet certain financial covenants, including a minimum net worth covenant which the Company did not meet in December 2000 due to booking the restructuring charge as outlined in Note 11. The bank waived the violation and amended the agreement on January 23, 2001. The amended agreement reduced the minimum net worth requirement. Outstanding borrowings under the agreement were $1,551,047 at December 31, 2000.

--------------------------------------------------------------------------------
6. LEASES
--------------------------------------------------------------------------------

The Company is obligated under capital lease agreements for equipment. Future minimum payments under capital leases are as follows:

---------------------------------------------------------------------------
YEARS ENDING DECEMBER 31,                                           AMOUNT
---------------------------------------------------------------------------
2001                                                              $ 84,913
2002                                                                79,443
2003                                                                59,527
2004                                                                59,527
2005                                                                43,668
2006                                                                 1,789
---------------------------------------------------------------------------
Total minimum lease payments                                       328,867
Less amounts representing interest imputed at 8.0% to 12.8%         56,080
---------------------------------------------------------------------------
Present value of net minimum lease payments                        272,787
Less current installments                                           57,938
---------------------------------------------------------------------------
                                                                  $214,849
===========================================================================

Capital leases are secured by the equipment underlying the lease.

Equipment under capital leases as of December 31, 2000 and 1999 are as follows:

--------------------------------------------------------------------------
                                                       2000          1999
--------------------------------------------------------------------------
Equipment                                          $316,852      $201,137
Less accumulated depreciation/amortization          (46,201)     (136,907)
--------------------------------------------------------------------------
                                                   $270,651       $64,229
==========================================================================

The Company leases its office and manufacturing facility under an operating lease that expires in July 2005. The Company signed a new five year lease agreement with its current landlord which commenced in August 2000. The Company is currently leasing 31,337 square feet with a monthly base rent of approximately $14,187. The Company also leases certain office equipment under operating leases. Future minimum payments under operating leases are as follows:

------------------------------------------------------------
YEARS ENDING DECEMBER 31,                            AMOUNT
------------------------------------------------------------
2001                                               $179,688
2002                                                178,436
2003                                                174,388
2004                                                170,870
2005                                                 99,309
------------------------------------------------------------
TOTAL MINIMUM LEASE PAYMENTS                       $802,691
============================================================

Total rent expense, including operating expenses and real estate taxes, was approximately $195,000 and $159,000 for the years ended December 31, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
7. SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

WARRANTS

In connection with both stock and debt offerings, as well as several consulting arrangements, the Company has issued warrants to purchase the Company's common stock. The warrants outstanding as of December 31, 2000 are summarized in the table below:

--------------------------------------------------------------------------------
EVENT                                            SHARES       PRICE     EXPIRE
--------------------------------------------------------------------------------
Investment agreement with Empi, Inc.             66,845      $5.610    01/20/02
Private placement 1994                          309,555      $5.610    01/20/02
Non-employee consultant                           7,500    Variable    04/26/05
--------------------------------------------------------------------------------
TOTAL OUTSTANDING                               383,900
--------------------------------------------------------------------------------

All of the warrants listed above, except for the non-employee consultant are currently exercisable. The non-employee consultant was issued a warrant to purchase 7,500 shares of stock on April 27, 2000. The first 2,500 shares were priced at $2.02/share, the second 2,500 shares were priced at $2.37/share and the third 2,500 were priced at $2.61/share which represented 85%, 100% and 110% of the fair market value on the date of grant, respectively. These shares vest 1/3 on the date of grant and 1/3 on each successive anniversary date.

STOCK OPTIONS

The Company has four stock option plans: the 1989 Incentive Plan (the "1989 Plan"), the 1991 Non-Qualified Plan, the 1999 Non-Employee Director and Medical Advisory Board Plan and the 1999 Incentive Plan (the "1999 Plan"). Under the four plans, a maximum of 1,080,000 options have been designated for grant at prices not less than 85% of fair market value at date of grant if a non-qualified option, or 100% if an incentive option as defined under the Internal Revenue Code. Options vest over periods ranging from two years to five years and the options expire over periods ranging from six to fifteen years after the date of grant.

The 1989 Plan, by its terms, terminated on August 2, 1999. At the Company's 2000 Annual Meeting, shareholders were inadvertently asked to approve an amendment to the 1989 Plan, to increase the number of shares issuable pursuant to options granted under the 1989 Plan by 200,000 shares. That amendment was approved by the shareholders. In actuality, the shareholders were being asked to approve a new plan - the 1999 Plan - with terms identical to the 1989 Plan, providing for options to purchase up to 200,000 shares. The terms of the 1999 Plan are identical to the terms of the 1989 Plan, except that the 1999 Plan has a new ten-year duration, commencing in 1999. Accordingly, the Company's Board of Directors has determined that the action of the shareholders at the 2000 Annual Meeting was, in effect, the approval of a new plan to replace the 1989 Plan. The Board of Directors is asking the shareholders to ratify that action at this year's Annual Meeting. Therefore the options subject to ratification at the Company's 2001 Annual Meeting (121,000 granted in 2000, 12,200 granted in 1999) have been reflected as if they were granted in the accompanying financial statements.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been changed to the following pro forma amounts:

--------------------------------------------------------------------------------
                                                            2000           1999
--------------------------------------------------------------------------------
Net income (loss) - as reported                        $ 161,918     $ (174,664)
Net income (loss) - pro forma                          $ 122,139     $ (207,242)
Basic net income (loss) per share - as reported            $ .04         $ (.04)
Basic net income (loss) per share - pro forma              $ .03         $ (.04)
Diluted net income (loss) per share - as reported          $ .04         $ (.05)
Diluted net income (loss) per share - pro forma            $ .03         $ (.05)
--------------------------------------------------------------------------------

The above pro forma effects on net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999:

--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
Expected dividend yield                                        0%            0%
Expected stock price volatility                             55.3%         46.1%
Risk-free interest rate                                      6.4%          5.5%
Expected life of options (years)                               6             6
--------------------------------------------------------------------------------
Weighted average fair value of options granted              $.75          $.51
================================================================================

Additional information relating to all outstanding options as of December 31, 2000 and 1999 is as follows:

                                              -----------------------------------------------------------
                                                           2000                          1999
                                              -----------------------------------------------------------
                                                             WEIGHTED AVG                  WEIGHTED AVG
                                                   SHARES   EXERCISE PRICE      SHARES    EXERCISE PRICE
                                              -----------------------------------------------------------
Options outstanding, beginning of year            520,175        $1.58         390,675        $1.66
Options granted                                   121,000         2.36         169,200         1.45
Options exercised                                 (49,825)        1.40               0         0.00
Options surrendered                               (67,150)        1.85         (39,700)        1.76
---------------------------------------------------------------------------------------------------------
Options outstanding, end of year                  524,200        $1.75         520,175        $1.58
Options available for grant at end of year        226,800                       30,200
---------------------------------------------------------------------------------------------------------
     Total reserved shares                        751,000                      550,375
---------------------------------------------------------------------------------------------------------

Of the options outstanding at December 31, 1999, 251,267 were exercisable at a weighted average price of $1.70 per share.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                    --------------------------------------------------------------------
                                             OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------------------

                                      Weighted Avg.
                        Number          Remaining                            Number
Range of Exercise     Outstanding    Contractual Life    Weighted Avg    Exercisable at   Weighted Avg.
Prices                at 12/31/00         (Yrs)         Exercise Price      12/31/00      Exercise Price
--------------------------------------------------------------------------------------------------------
 $ .81 - $1.49          154,200            4.6              $1.18             98,800          $1.23
 $1.50 - $2.50          296,700            5.1              $1.72             96,650          $1.65
 $2.51 - $4.00           69,500            4.3              $2.94             36,600          $3.15
 $4.01 - $5.81            3,800            5.9              $4.77              1,300          $4.69
--------------------------------------------------------------------------------------------------------
 $ .81 - $5.81          524,200            4.9              $1.75            233,350          $1.73
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
8. SIGNIFICANT CUSTOMER
--------------------------------------------------------------------------------

The Company extends unsecured credit to customers primarily in the United States. For the years ended December 31, 2000 and 1999, one customer accounted for 55% and 56% of sales, respectively. This customer accounted for 52% of accounts receivable as of December 31, 2000 and 1999.

--------------------------------------------------------------------------------
9. RETIREMENT PLAN
--------------------------------------------------------------------------------

The Company has a profit sharing plan (the Plan) classified as a defined contribution plan and qualifying under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company changed its matching in 2000 from 10% to 25% of an employee's contribution, provided the employee's contribution does not exceed 5% of the employee's compensation. Matching contributions for the years ended December 31, 2000 and 1999 were $30,375 and $8,969, respectively. The Company's Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan's inception.

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

GYNECOLOGY DIVISION:

This division consists of business activities related to the development, manufacture and sale of the Company's LuMax(TM) Cystometry System incorporating proprietary fiber optic pressure sensing technology along with related supplies and accessories. These products are sold primarily to Gynecologists for the diagnosis of female incontinence.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

----------------------------------------------------------------------------------------
2000                                                PDS             GYN           TOTAL
----------------------------------------------------------------------------------------
Revenues                                     $7,398,793     $ 3,580,173     $10,978,966
Restructuring charge (Note 11)                        0        (232,942)       (232,942)
Segment profit (loss)                         2,271,974      (2,110,056)        161,918
Total assets                                  3,447,406       2,113,626       5,561,032
Capital expenditures (1)                        682,512         287,825         970,337
Depreciation and amortization                   121,985         184,629         306,614
Interest expense                                 72,876          72,875         145,751
Interest income                                  25,054          25,054          50,108

----------------------------------------------------------------------------------------
1999                                                PDS             GYN           TOTAL
----------------------------------------------------------------------------------------
Revenues                                     $5,881,993     $ 3,131,480     $ 9,013,473
Segment profit (loss)                         1,873,788      (2,048,452)       (174,664)
Total assets                                  2,228,951       2,208,811       4,437,762
Capital expenditures (1)                        221,016         159,376         380,392
Depreciation and amortization                   100,479         270,717         371,196
Interest expense                                 47,721          47,721          95,442
Interest income                                  18,857          18,856          37,713

(1)  Includes non-cash purchases

--------------------------------------------------------------------------------
11. RESTRUCTURING CHARGE
--------------------------------------------------------------------------------

In November 2000, the Company revised the business plan of its Gynecology Division. As a result of this revision, the Company terminated 11 employees (9 sales and marketing, 1 research and development, 1 manufacturing). Accordingly, the Company recorded a restructuring charge of approximately $183,000 related to the costs associated with terminating the employees, including estimated termination benefits. In addition, the Company also recorded a restructuring charge of approximately $50,000 for the write down of certain Gynecology inventory that management determined to have excessive quantities or had become obsolete as a result of the revised business plan. The total charge of approximately $233,000 is reflected in the 2000 statement of operations as a restructuring charge of $183,000 with the remaining restructuring charge of $50,000, related to the inventory write down, included in cost of goods sold.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 concerning the executive officers and directors of the Company is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

*    Ownership of Voting Securities by Principal Holders and Management
*    Proposal 1 - Election of Board of Directors
*    Nominees for Election to Board of Directors
*    Board of Directors and Committees
*    Remuneration of Members of the Board of Directors
*    Executive Officers of the Company
*    Executive Compensation
*    Section 16(a) Beneficial Ownership Reporting Compliance

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

*    Executive Compensation

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

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

                                 MEDAMICUS, INC.

                                       By: /s/ James D. Hartman
Date:  March 9, 2001                       President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


--------------------------------------------------------------------------------
Name                     Title                                           Date
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ James D. Hartman     President and Chief Executive Officer         03/09/01
--------------------------------------------------------------------------------
                         Principal Financial and Accounting Officer
--------------------------------------------------------------------------------
                         Director
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ Thomas L. Auth       Director                                      03/12/01
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/ / Richard L. Little    Director
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/ / Richard F. Sauter    Director
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
/s/ Michael M. Selzer    Director                                      03/09/01
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

-------------- ----------------------------------------------------------- -----
  EXHIBIT #    DESCRIPTION                                                 PAGE
-------------- ----------------------------------------------------------- -----
     3.1       Articles of Incorporation of the Company (incorporated by
               reference to Exhibit 3.1 to the Company's Registration
               Statement on Form S-18 [File No. 33-42112C] ).
-------------- ----------------------------------------------------------- -----
     3.2       Articles of Amendment of Articles of Incorporation of the
               Company (incorporated by reference to Exhibit 3.2 to the
               Company's Registration Statement on Form S-18 [File No.
               33-42112C] ).
-------------- ----------------------------------------------------------- -----
     3.3       By-laws of the Company (incorporated by reference to
               Exhibit 3.3 to the Company's Registration Statement on Form
               S-18 [File No. 33-42112C] ).
-------------- ----------------------------------------------------------- -----
    *10.1      Employment Agreement, dated February 19, 1996, between the
               Company and Dennis S. Madison (incorporated by reference to
               Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).
-------------- ----------------------------------------------------------- -----
    *10.2      Employment Agreement, dated February 19, 1996, between the
               Company and James D. Hartman (incorporated by reference to
               Exhibit 10.3 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).
-------------- ----------------------------------------------------------- -----
    *10.3      MedAmicus, Inc. 1991 Non-Statutory Stock Option Plan,
               restated to reflect amendments dated December 18, 1991
               (incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-KSB for the year ended December
               31, 1991).
-------------- ----------------------------------------------------------- -----
    *10.4      MedAmicus, Inc. Stock Option Incentive Plan, restated to
               reflect amendments dated December 18, 1991, amendments
               approved by shareholders on April 21, 1994, and amendments approved by shareholders on April 24, 1997 (incorporated by reference to Exhibit 10.5 to the Company's annual report on
               Form 10-KSB for the year ended December 31, 1997).
-------------- ----------------------------------------------------------- -----
     10.5      Supply Agreement, dated May 3, 1991, between the Company
               and Medtronic, Inc. (incorporated by reference to Exhibit
               10.13 to the Company's Registration Statement on Form S-18
               [File No. 33-42112C] ).
-------------- ----------------------------------------------------------- -----
     10.6      Lease Agreement, dated February 2, 1990, between the
               Company and Jagodzinski Properties, including First
               Amendment to Lease Agreement, dated May 1, 1991
               (incorporated by reference to Exhibit 10.18 to the
               Company's Registration Statement on Form S-18 [File No.
               33-42112C] ).
-------------- ----------------------------------------------------------- -----
     10.7      Second Amendment to Lease Agreement, dated December 3,
               1991, between Jagodzinski Properties and the Company
               (incorporated by reference to Exhibit 10.16 to the
               Company's annual report on Form 10-K for the year ended
               December 31, 1991).
-------------- ----------------------------------------------------------- -----
     10.8      Addendum to Supply Agreement, dated August 1, 1994, by and between the Company and Medtronic, Inc. (incorporated by
               reference to Exhibit 10.24 to the Company's annual report
               on Form 10-KSB for the year ended December 31, 1994).
-------------- ----------------------------------------------------------- -----
     10.9      Credit and Security Agreement, dated March 5, 1996, by and between the Company and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).
-------------- ----------------------------------------------------------- -----
    10.10      Revolving Note, dated March 26, 1996 to Norwest Credit,
               Inc. (incorporated by reference to Exhibit 10.2 to the
               Company's annual report on Form 10-KSB for the year ended
               December 31, 1995).
-------------- ----------------------------------------------------------- -----
    10.11      Collateral Account Agreement, dated March 26, 1996, by and between the Company and Norwest Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995).
-------------- ----------------------------------------------------------- -----
    10.12      Lockbox Agreement, dated March 26, 1996 by and among the
               Company, Norwest Credit, Inc. and Norwest Bank Minnesota
               (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December
               31, 1995).
-------------- ----------------------------------------------------------- -----
    10.13      Management Support Agreement, dated March 26, 1996 by and
               among the Company, James Hartman and Norwest Credit, Inc.
               (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December
               31, 1995).
-------------- ----------------------------------------------------------- -----

-------------- ----------------------------------------------------------- -----
  EXHIBIT #    DESCRIPTION                                                 PAGE
-------------- ----------------------------------------------------------- -----
   *10.14      MedAmicus, Inc. 1996 Non-Employee Director and Medical
               Advisory Board Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form
               10-KSB for the year ended December 31, 1995).
-------------- ----------------------------------------------------------- -----
    10.15      First Amendment to Credit and Security Agreement, dated
               June 24, 1997, by and between the Company and Norwest
               Credit, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the
               quarter ended June 30, 1997).
-------------- ----------------------------------------------------------- -----
    10.16      Second amendment to credit and security agreement, dated
               May 21, 1998, between the Company and Norwest Credit, Inc
               (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended June
               30, 1998)
-------------- ----------------------------------------------------------- -----
    10.17      Third amendment to credit and security agreement, dated
               June 17, 1998, between the Company and Norwest Credit, Inc
               (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June
               30, 1998)
-------------- ----------------------------------------------------------- -----
    10.18      Revolving note agreement, dated June 17, 1998, between the
               Company and Norwest Credit, Inc (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form
               10-QSB for the quarter ended June 30, 1998)
-------------- ----------------------------------------------------------- -----
    10.19      Fourth amendment to credit and security agreement, dated
               April 29, 1999, between the Company and Wells Fargo
               Business Credit, Inc. (incorporated by reference to Exhibit
               10.1 to the Company's quarterly report on Form 10-QSB for
               the quarter ended June 30, 1999)
-------------- ----------------------------------------------------------- -----
    10.20      Revolving note agreement, dated April 29, 1999, between the
               Company and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's quarterly
               report on Form 10-QSB for the quarter ended June 30, 1999)
-------------- ----------------------------------------------------------- -----
    10.21      Fifth amendment to credit and security agreement, dated May
               26, 2000, between the Company and Wells Fargo Business
               Credit, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the
               quarter ended June 30, 2000)
-------------- ----------------------------------------------------------- -----
    10.22      Revolving note agreement, dated May 26, 2000, between the
               Company and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.2 to the Company's quarterly
               report on Form 10-QSB for the quarter ended June 30, 2000)
-------------- ----------------------------------------------------------- -----
    10.23      Lease Agreement, dated January 31, 2000, between the
               Company and Jagodzinski Properties. (incorporated by
               reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2000)
-------------- ----------------------------------------------------------- -----
    10.24      Development and licensing agreement for safety "Seldinger"
               needle device between Med-Design Corporation and MedAmicus,
               Inc., dated August 25, 2000 (incorporated by reference to
               Exhibit 10.1 to the Company's report on Form 8-K dated
               August 25, 2000)
-------------- ----------------------------------------------------------- -----
    10.25      Development and licensing agreement for safety introducer
               between Med-Design Corporation and MedAmicus, Inc., dated
               August 25, 2000 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated August 25, 2000)
-------------- ----------------------------------------------------------- -----
    21.1       Subsidiaries of the Registrant.  None.
-------------- ----------------------------------------------------------- -----
    23.1       Consent of McGladrey & Pullen, LLP.
-------------- ----------------------------------------------------------- -----

*Indicates a management contract or compensatory plan or arrangement