Form 10QSB
period 2001-03-31
MEDAMICUS INC
filed 2001-05-04
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended March 31, 2001

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

The number of shares of Registrant's Common Stock outstanding on March 31, 2001 was 4,167,899

Transitional Small Business Disclosure Format.  Yes ___  No _X_

                                 MEDAMICUS, INC.
                                      INDEX



--------------------------------------------------------------------------------
                                                                          Page #
--------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Balance Sheets as of March 31, 2001 and December 31, 2000                  3
   Statements of Operations for the three months ended March 31, 2001
     and 2000                                                                 4
   Statement of Shareholders' Equity for the three months ended March 31,
     2001                                                                     5
   Statements of Cash Flows for the three months ended March 31, 2001
     and 2000                                                                 5
   Condensed Notes to the Financial Statements                               6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                               7-10

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    10
ITEM 2. CHANGES IN SECURITIES                                                10
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11
ITEM 5. OTHER INFORMATION                                                    11
ITEM 6(a). EXHIBITS                                                          11
ITEM 6(b). REPORTS ON FORM 8-K                                               11

                                 BALANCE SHEETS

                                                                                   UNAUDITED             AUDITED
                                                                              MARCH 31, 2001   DECEMBER 31, 2000
                                                                            -------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $   940,813         $ 1,007,149
     Accounts receivable, less allowance for doubtful accounts of
        $18,226 and $15,226, respectively                                          1,521,392           1,673,626
     Inventories, less obsolescence reserve of $63,339 and $40,000,
        respectively                                                                 979,017           1,427,197
     Prepaid expenses and other assets                                                64,848              49,423
     Net assets of discontinued operations (Note 6)                                1,401,730                   0
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               4,907,800           4,157,395
-----------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
     Equipment                                                                     1,782,838           2,814,148
     Office furniture, fixtures and computers                                        532,616             682,352
     Leasehold improvements                                                          714,902             692,260
-----------------------------------------------------------------------------------------------------------------
                                                                                   3,030,356           4,188,760
     Less accumulated depreciation and amortization                               (1,835,735)         (2,854,166)
-----------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                         1,194,621           1,334,594
-----------------------------------------------------------------------------------------------------------------

PATENT RIGHTS, net of accumulated amortization of
   $165,308 and $163,435, respectively                                                68,751              69,043
=================================================================================================================
TOTAL ASSETS                                                                     $ 6,171,172         $ 5,561,032
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                                        $ 1,748,453         $ 1,551,047
     Accounts payable                                                                689,069             436,650
     Accrued expenses                                                                375,471             668,345
     Current installments of capital lease obligations                                57,328              57,938
     Net liabilities from discontinued operations (Note 6)                            12,300                   0
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                          2,882,621           2,713,980
-----------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments                            200,515             214,849
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  3,083,136           2,928,829
-----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                             0                   0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,167,899 and 4,164,599 shares, respectively                      41,679              41,646
     Additional paid-in capital                                                    8,655,348           8,649,043
     Accumulated deficit                                                          (5,608,991)         (6,058,486)
-----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                         3,088,036           2,632,203
=================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 6,171,172         $ 5,561,032
=================================================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                     MARCH 31, 2001      MARCH 31, 2000
                                                                   -------------------------------------
Sales                                                                   $ 2,404,869         $ 1,830,370
Cost of sales                                                             1,165,192             930,367
--------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                              1,239,677             900,003
--------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                               253,487             125,334
     Selling, general and administrative                                    469,069             373,911
--------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                    722,556             499,245
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                            517,121             400,758
--------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                       (11,579)             (8,284)
     Interest income                                                          5,914               5,604
     Other                                                                   (2,279)             (2,771)
--------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                                 (7,944)             (5,451)
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                       $   509,177         $   395,307
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS OF DISCONTINUED SEGMENT (NOTE 6)                   $   (59,682)        $  (470,531)
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) (NOTE 5)                                              $   449,495         $   (75,224)
--------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE

     BASIC
          Income from continuing operations                             $      0.12         $      0.10
          Loss from discontinued operations                             $     (0.01)        $     (0.11)
--------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                             $      0.11         $     (0.02)
--------------------------------------------------------------------------------------------------------
     DILUTED
          Income from continuing operations                             $      0.11         $      0.10
          Loss from discontinued operations                             $     (0.01)        $     (0.11)
--------------------------------------------------------------------------------------------------------
          NET INCOME (LOSS)                                             $      0.10         $     (0.02)
--------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
     Basic                                                                4,166,206           4,116,288
     Diluted                                                              4,448,275           4,116,288

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               Common Stock          Additional
                                                       ---------------------------     Paid-In     Accumulated
THREE MONTHS ENDED MARCH 31, 2001                          Shares        Amount        Capital        Deficit          Total
--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000 (AUDITED)                  4,164,599    $    41,646    $ 8,649,043    $(6,058,486)    $ 2,632,203
Options exercised                                            3,300             33          4,802              0           4,835
Warrants issued to consultant for services                       0              0          1,503              0           1,503
Net income for the three month period ended 3/31/01              0              0              0        449,495         449,495
--------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 2001 (UNAUDITED)                   4,167,899    $    41,679    $ 8,655,348    $(5,608,991)    $ 3,088,036
--------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS



                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                 MARCH 31, 2001   MARCH 31, 2000
                                                                                               ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                              $   449,495     $   (75,224)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                                  89,030          79,085
          Warrants issued for compensation                                                                1,503               0
          Changes in operating assets and liabilities:
               Accounts receivable                                                                     (296,144)       (231,437)
               Inventories                                                                             (218,314)        (38,007)
               Prepaid expenses and other assets                                                        (25,280)        (23,521)
               Accounts payable                                                                         252,419          55,244
               Accrued expenses                                                                        (280,574)        (62,313)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                     (27,865)       (296,173)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                            (224,187)        (86,073)
     Additions to patent rights                                                                          (1,581)         (4,642)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                  (225,768)        (90,715)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable to bank                                                                 197,406         288,799
     Principal payments on capital lease obligations                                                    (14,944)         (5,820)
     Proceeds from exercise of options                                                                    4,835           2,713
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                                                    187,297         285,692
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                               (66,336)       (101,196)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        1,007,149       1,006,695
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $   940,813     $   905,499
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                       $    39,685     $    30,957

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

1. BASIS OF PRESENTATION
The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2000, filed by the Company with the Securities and Exchange Commission.

The financial statements presented herein as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                            MARCH 31, 2001     DECEMBER 31, 2000
                                            --------------     -----------------
Purchased parts and subassemblies               $  700,564            $  981,463
Work in process                                    207,069               208,077
Finished goods                                      71,384               237,657
--------------------------------------------------------------------------------
TOTAL INVENTORY                                 $  979,017            $1,427,197
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

4. SEGMENT AND RELATED INFORMATION
The Company has two divisions that comprise the internal reporting structure for its management. These divisions are the Percutaneous Delivery Solutions (PDS) Division and the Gynecology (GYN) Division which are defined below. The Company allocates its general and administrative expenses, as well as interest income, interest expense and other expenses evenly across both divisions. See Note 6 for subsequent event relating to the sale of the assets of the Gynecology Division.

PERCUTANEOUS DELIVERY SOLUTIONS DIVISION (CONTINUING OPERATIONS):

This division consists of business activities related to the development, manufacture and sale of vascular delivery products, primarily on an OEM basis to medical device companies such as Medtronic and several other contract manufacturing customers.

GYNECOLOGY DIVISION (DISCONTINUED OPERATIONS):

This division consists of business activities related to the development, manufacture and sale of the Company's LuMax(TM) Cystometry System incorporating proprietary fiber optic pressure sensing technology along with related supplies and accessories. These products are sold primarily to Gynecologists for the diagnosis of female incontinence. The assets of this division were sold as of April 25, 2001 (See Note 6).

Summarized financial information concerning the Company's reportable segments is shown in the following table.

----------------------------------------------------------------------------------------
QUARTER ENDED 03/31/01                       PDS                GYN               TOTAL
----------------------------------------------------------------------------------------
Revenues                             $ 2,404,869        $   835,523         $ 3,240,392
Segment profit (loss)                    699,427           (249,932)            449,495
Total assets                           4,170,493          2,000,679           6,171,172
Capital expenditures                     212,961             11,226             224,187
Depreciation and amortization             73,061             15,969              89,030
Interest expense                          23,159             23,158              46,317
Interest income                            5,914              5,914              11,828

----------------------------------------------------------------------------------------
QUARTER ENDED 03/31/00                       PDS                GYN               TOTAL
----------------------------------------------------------------------------------------
Revenues                             $ 1,830,370        $   780,194         $ 2,610,561
Segment profit (loss)                    544,952           (620,176)            (75,224)
Total assets                           2,416,864          2,234,597           4,651,461
Capital expenditures                      39,685             46,388              86,073
Depreciation and amortization             25,770             53,315              79,085
Interest expense                          16,569             16,568              33,137
Interest income                            5,604              5,603              11,207

5. INCOME TAXES
No income tax provision for the first quarter of 2001 has been presented in the Statements of Operations due to the utilization of net operating loss carryforwards.

6. SUBSEQUENT EVENT
On April 25, 2001, the Company sold the assets of its Gynecology Division to CooperSurgical, Inc. for $4,700,000 in cash. The Company received cash in the amount of $3,995,000 on April 25, with an additional $235,000 due from CooperSurgical, Inc. on July 25 after verification of the value of the Division's assets and $470,000 due on April 25, 2002, provided no material claims are identified. The Company will recognize a gain on the sale of approximately $3,000,000 in the second quarter of 2001. As part of the transaction, CooperSurgical, Inc. is receiving $448,378 of accounts receivable, $666,494 of inventory, $9,855 of prepaids, $277,003 of fixed assets (net) and is assuming $12,300 in accrued liabilities for warranty work. The Company utilized $1,421,286 of the cash and paid off its revolving line of credit with Wells Fargo Business Credit on April 25, 2001 and closed the account. The Company will continue to manufacture monitors and catheters for CooperSurgical, Inc. through December 31, 2001 under a supply agreement.

The balance sheet presented reflects the segregation of the assets and liabilities related to the discontinued operations and the statements of operations reflect the income (loss) from both the continuing and discontinued operations of the Company. The statements of operations reflect a 100% allocation of general and administrative expenses and a 25% allocation of interest expense to continuing operations. This differs from the segment reporting shown above in Note 4 which allocates general and administrative, as well as interest income and expense, equally between both divisions. The Company does not plan to eliminate any of its general and administrative costs as a result of this transaction and the Company also assumed that the bulk of the interest expense, related to the line of credit, was due to funding the losses of the Gynecology Division.

The loss from operations of discontinued segment for the three months ended March 31, 2001 and March 31, 2000, included revenues of $835,523 and $780,194, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

OVERVIEW

On April 25, 2001, we sold the assets of our gynecology division for approximately $4.7 million in cash, resulting in a gain of approximately $3,000,000. As part of the purchase agreement, we will continue to manufacture certain gynecology products for CooperSurgical, Inc. through December 31, 2001, at which time the transfer of the manufacturing to Cooper will have been completed. Accordingly, we will continue to manufacture and sell products from this discontinued segment for the remainder of 2001. We anticipate that sales under this supply agreement with Cooper will be substantially less than the historical sales generated from this segment. In addition, we anticipate that operations of this discontinued segment for the remainder of 2001 will operate at or near break-even. As we complete the transition, we will be eliminating certain positions within the Gynecology division. However, we do not anticipate any significant changes in our overall cost structure as our growth plans for the remaining business will require increased levels of employment and infrastructure.

Total revenues were $3,240,392 for the three months ended March 31, 2001 compared to $2,610,564 for the three months ended March 31, 2000, representing a 24.2% increase. Total gross profit increased from $1,240,611 for the three months ended March 31, 2000, to $1,655,697 for the three months ended March 31, 2001, representing a 33.5% increase. Total gross profit as a percent of sales increased from 47.5% to 51.1% in such periods. Total research and development expenditures were $333,687 or 10.3% of sales for the three months ended March 31, 2001, compared to $239,748 or 9.2% of sales for the three months ended March 31, 2000. Sales and marketing expenses decreased from $732,754 for the three month period ended March 31, 2000 to $429,808 for the three month period ended March 31, 2001 due to a restructuring of the Gynecology Division at the end of 2000. General and administrative expenses increased from $315,861 for the three months ended March 31, 2000 to $403,660 for the three months ended March 31, 2000. This increase was primarily due to increased spending on salaries and benefits, investor relations activities, and increased rent, utilities and maintenance costs associated with the increased space that the Company moved into during the last half of 2000. Interest income and other expenses remained relatively unchanged in total during the comparable periods. Interest expense increased $13,180 between the comparable periods primarily due to larger outstanding borrowings on the line of credit.

As a result, the Company had net income of $449,495 or $.11 per share for the three months ended March 31, 2001, compared to a net loss of $75,224 or $.02 per share for the three months ended March 31, 2000.

PERCUTANEOUS DELIVERY SOLUTIONS DIVISION (CONTINUING OPERATIONS)

Sales of vessel introducers, primarily to Medtronic under an exclusive distribution arrangement, were $2,108,398 for the three months ended March 31, 2001, compared to $1,655,785 for the three months ended March 31, 2000, representing a 27.3% increase. This increase was due to several factors. First, Medtronic has increased its introducer kit orders compared to the previous year. Second, Medtronic has increased its orders of the Left Ventricle Lead Delivery System (LVLDS) which is used to implant Medtronic's InSync pacing device for the treatment of congestive heart failure (see our Report on Form 8-K, filed on April 4, 2001 for additional details). Finally, the Company started making shipments to several new customers in the first quarter of 2001 and the Company expects sales of these products to increase dramatically during the remainder of 2001. Overall, the Company expects to see an increase in sales in the second quarter compared to the first quarter of 2001.

Contract manufacturing sales were $279,517 for the three months ended March 31, 2001, compared to $177,160 for the three months ended March 31, 2000. This increase was primarily due to one of the Company's contract customers ordering higher quantities of product during the comparable periods. The Company expects contract manufacturing sales in the second quarter to be consistent with those experienced in the first quarter of 2001. Other sales totaled $16,954 for the three months ended March 31, 2001.

The gross profit percentage for the PDS division totaled 51.6% for the three months ended March 31, 2001, compared to 49.2% for the three months ended March 31, 2000. The increase in the gross profit percentage was primarily due to the better utilization of overhead costs due to increased production levels. The Company expects the gross profit percentage to decline in the upcoming quarters as it accelerates investments in manufacturing infrastructure in support of several new products being released this year.

Total research and development expenditures were $253,487 or 10.5% of sales for the three months ended March 31, 2001, compared to $125,334 or 6.9% of sales for the three months ended March 31, 2000. The Company expects research and development expenditures to increase during the second quarter as additional product launches and introducer product concepts continue to move forward

Selling expenses increased from $58,050 for the three months ended March 31, 2000 to $65,409 for the three months ended March 31, 2001. This increase is primarily due to salary increases and additional commission expense due to higher sales in 2001.

GYNECOLOGY DIVISION (DISCONTINUED OPERATIONS)

Sales of the Company's fiber optic pressure sensing products were $835,523 for the three months ended March 31, 2001, compared to $780,194 for the three months ended March 31, 2000, representing an 8.0% increase. Monitor sales decreased 25.6% or $86,258 and catheter sales increased 26.1% or $107,568 over the comparable period. Other sales increased from $31,364 for the three months ended March 31, 2000 to $65,383 for the three months ended March 31, 2001. The Company restructured the Gynecology division at the end of 2000 in order to align the expenses with the growth rate of the business and focus on growing the number of diagnostic tests within its existing loyal customer base. As a result of this restructuring, the Company anticipated the drop in monitor sales and the larger increase in catheter sales due to the change in focus.

The gross profit percentage for the GYN division totaled 49.8% for the three month period ended March 31, 2001 compared to 43.7% for the three month period ended March 31, 2000. This increase was primarily due to a higher average selling price on the LuMax Pro System, better catheter yields, and improved catheter margins due to a price increase in October 2000.

Total research and development expenditures were $80,200 or 9.6% of sales for the three months ended March 31, 2001, compared to $114,414 or 14.7% of sales for the three months ended March 31, 2000. This decrease is primarily due to the restructuring of the division at the end of 2000 which changed the focus on growing catheter sales in our existing customer base, thereby decreasing the need for research and development activities.

Selling expenses decreased from $674,704 for the three months ended March 31, 2000 to $364,399 for the three months ended March 31, 2001. This decrease is primarily due to the restructuring of the division at the end of 2000 which significantly reduced sales and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2001 was $27,865, consisting of net income of $449,495, adjusted for non-cash items of depreciation and amortization of $89,030 and warrants issued for compensation of $1,503, minus a net change in operating assets and liabilities of $567,893.

Net cash used in investing activities for the three months ended March 31, 2001 was $225,768. Equipment was purchased totaling $224,187 and the Company had additions to patent rights totaling $1,581 during the period.

Net cash provided by financing activities for the three months ended March 31, 2001 was $187,297. The Company made principal debt payments of $14,944, received cash upon the exercise of options and warrants of $4,835 and borrowed an additional $197,406 on its line of credit.

As a result, the Company's cash and cash equivalents were $940,813 as of March 31, 2001 compared to $1,006,695 at December 31, 2000. Working capital increased from $1,443,415 as of December 31, 2000 to $1,748,176 as of March 31, 2001.

As of March 31, 2001, approximately 57% of the Company's outstanding accounts receivable balance was related to Medtronic. The Company has not experienced any problems with payments from Medtronic and does not anticipate problems in the future.

On May 26, 2000, the Company signed an extension through June 30, 2001 on its revolving line of credit with a financial institution. As outlined in Note 6, the Company utilized $1,421,286 of the $3,995,000 in cash received from the sale of the Gynecology Division to pay off the balance and terminated the revolving credit line agreement. The Company plans to establish a new line of credit with a financial institution in order to help fund growth plans for the future. If the Company is not able to establish a new line of credit, the Company has adequate cash to fund its current plans for the balance of 2001. However, the Company's long-term growth plans may require additional capital to fund future operations and capital expenditure requirements. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities. If the Company is unable to obtain financing when required, the Company could be forced to curtail its growth plans.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Reform Litigation Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: inability to attract and retain key personnel; delays in new product launches; lack of market acceptance of the Company's products; introduction of competitive products; patent and government regulatory matters; inability to attract effective sales representatives and/or unsatisfactory performance by sales representatives; and the Risk Factors included in Form S-8 filed with the Securities and Exchange Commission on March 30, 2001.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a). The Company held its annual meeting of shareholders on April 26, 2001.
          (b). The Company solicited proxies from its shareholders to vote on the following four items:
                    * To set the number of directors at five and elect five directors for a term of one year
                    * To ratify and amend the 1999 MedAmicus, Inc. Stock Option Incentive Plan
                    * To ratify the appointment of independent auditors for the current fiscal year

          A total of 4,076,140 votes were cast by proxy at the annual meeting and the vote counts were as follows (4,167,899 shares outstanding):

----------------------------------------------------------------------------------------------
                                     FOR       WITHHOLD      AGAINST      ABSTAIN     BROKER
                                                                                     NON-VOTE
----------------------------------------------------------------------------------------------
ELECTION OF DIRECTORS
----------------------------------------------------------------------------------------------
   Thomas L. Auth                 4,044,040      32,100
----------------------------------------------------------------------------------------------
   James D. Hartman               3,971,240     104,900
----------------------------------------------------------------------------------------------
   Richard L. Little              4,044,040      32,100
----------------------------------------------------------------------------------------------
   Richard F. Sauter              4,042,240      33,900
----------------------------------------------------------------------------------------------
   Michael M. Selzer              4,042,240      33,900
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
RATIFY AND AMEND INCENTIVE
OPTION PLAN                       3,832,160                  216,118      27,862
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
RATIFY AUDITORS                   4,005,918                   20,000      50,222
----------------------------------------------------------------------------------------------

ITEM 5 - OTHER INFORMATION
         None

ITEM 6(a) - EXHIBITS
         None

ITEM 6(b) - REPORTS ON FORM 8-K
          * Form 8-K dated April 4, 2001 related to a letter mailed to shareholders regarding MedAmicus' delivery system used by physicians to implant the Medtronic, Inc. InSync pacing device.
          * Form 8-K dated April 12, 2001 which was the transcript of opening comments by MedAmicus, Inc. in a conference call with analysts.
          * Form 8-K/A dated April 19, 2001 which was the transcript of the question and answer portion of the conference call with analysts on April 12, 2001.
          * Form 8-K dated April 26, 2001 announcing the sale of the Gynecology Division via an Asset Purchase Agreement with CooperSurgical, Inc.
          * Form 8-K dated April 27, 2001 which was the presentation given at the Company's annual meeting held on April 26, 2001.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       MEDAMICUS, INC.

Date: May 3, 2001                      By: /s/ James D. Hartman
                                       President, Chief Executive Officer and
                                       Chief Financial Officer