Form 10QSB
period 2001-06-30
MEDAMICUS INC
filed 2001-08-03
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

The number of shares of Registrant's Common Stock outstanding on June 30, 2001 was 4,225,147

Transitional Small Business Disclosure Format.  Yes ___     No _X_

                                 MEDAMICUS, INC.
                                      INDEX



--------------------------------------------------------------------------------
                                                                          Page #
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Balance Sheets as of June 30, 2001 and December 31, 2000                   3
   Statements of Operations for the three and six months
      ended June 30, 2001 and 2000                                            4
   Statement of Shareholders' Equity for the six months ended
      June 30, 2001                                                           5
   Statements of Cash Flows for the six months ended June 30,
      2001 and 2000                                                           6
   Condensed Notes to the Financial Statements                               7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities                                               11

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6(a).  Exhibits                                                         12

Item 6(b).  Reports on Form 8-K                                              12

                                 BALANCE SHEETS

                                                                                     UNAUDITED         AUDITED
                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2001            2000
                                                                                    ---------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $ 3,345,795     $ 1,007,149
     Accounts receivable, less allowance for doubtful accounts of
        $16,000 and $15,000, respectively                                             1,751,496       1,673,626
     Inventories, less obsolescence reserve of $94,000 and $40,000, respectively      1,056,773       1,427,197
     Prepaid expenses and other assets                                                   32,911          49,423
     Other receivable (Note 3)                                                          494,449               0
     Deferred income taxes                                                              775,000               0
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                  7,456,424       4,157,395
---------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
     Equipment                                                                        2,248,563       2,814,148
     Office furniture, fixtures and computers                                           582,259         682,352
     Leasehold improvements                                                             747,902         692,260
---------------------------------------------------------------------------------------------------------------
                                                                                      3,578,724       4,188,760
     Less accumulated depreciation and amortization                                  (1,911,294)     (2,854,166)
---------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                            1,667,430       1,334,594
---------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                   250,000               0

PATENT RIGHTS, net of accumulated amortization of
   $53,475 and $163,435, respectively                                                    82,500          69,043
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 9,456,354     $ 5,561,032
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                                           $        --     $ 1,551,047
     Accounts payable                                                                   621,951         436,650
     Accrued expenses                                                                   644,756         668,345
     Current installments of capital lease obligations                                   72,636          57,938
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                             1,339,343       2,713,980
---------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments                               266,589         214,849
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     1,605,932       2,928,829
---------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                                0               0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,225,147 and 4,164,599 shares, respectively                         42,251          41,646
     Additional paid-in capital                                                       8,779,404       8,649,043
     Accumulated deficit                                                               (971,233)     (6,058,486)
---------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            7,850,422       2,632,203
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 9,456,354     $ 5,561,032
---------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

         STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                   2001            2000            2001            2000
                                                               ---------------------------     ---------------------------
Sales                                                          $ 2,966,103     $ 1,752,290     $ 5,370,972     $ 3,582,660
Cost of sales                                                    1,495,675         819,083       2,660,867       1,749,450
------------------------------------------------------------------------------------------     ---------------------------
GROSS PROFIT                                                     1,470,428         933,207       2,710,105       1,833,210
------------------------------------------------------------------------------------------     ---------------------------

OPERATING EXPENSES:
     Research and development                                      306,263         127,869         559,750         253,203
     Selling, general and administrative                           445,304         386,275         914,373         760,186
------------------------------------------------------------------------------------------     ---------------------------
TOTAL OPERATING EXPENSES                                           751,567         514,144       1,474,123       1,013,389
------------------------------------------------------------------------------------------     ---------------------------

------------------------------------------------------------------------------------------     ---------------------------
OPERATING INCOME                                                   718,861         419,063       1,235,982         819,821
------------------------------------------------------------------------------------------     ---------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                              (17,126)        (38,357)        (63,443)        (71,494)
     Interest income                                                25,567          12,266          37,395          23,473
     Other                                                          (2,239)         (6,251)         (5,428)        (11,793)
------------------------------------------------------------------------------------------     ---------------------------
TOTAL OTHER INCOME (EXPENSE)                                         6,202         (32,342)        (31,476)        (59,814)
------------------------------------------------------------------------------------------     ---------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT        725,063         386,721       1,204,506         760,007
     Income tax benefit (Note 5)                                   923,000               0         921,631               0
------------------------------------------------------------------------------------------     ---------------------------
INCOME FROM CONTINUING OPERATIONS                                1,648,063         386,721       2,126,137         760,007
------------------------------------------------------------------------------------------     ---------------------------

------------------------------------------------------------------------------------------     ---------------------------
DISCONTINUED OPERATIONS (NOTE 3)
------------------------------------------------------------------------------------------     ---------------------------
     Income (loss) from operations of discontinued segment          93,085        (225,256)         64,506        (673,766)
     Gain from disposal of discontinued segment                  2,896,610               0       2,896,610               0
------------------------------------------------------------------------------------------     ---------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       2,989,695        (225,256)      2,961,116        (673,766)
------------------------------------------------------------------------------------------     ---------------------------

------------------------------------------------------------------------------------------     ---------------------------
NET INCOME                                                     $ 4,637,758     $   161,465     $ 5,087,253     $    86,241
------------------------------------------------------------------------------------------     ---------------------------

EARNINGS PER SHARE

     BASIC
          Income from continuing operations                    $      0.39     $      0.09     $      0.51     $      0.18
          Income (loss) from discontinued operations                  0.71           (0.05)           0.71           (0.16)
------------------------------------------------------------------------------------------     ---------------------------
          NET INCOME                                           $      1.11     $      0.04     $      1.22     $      0.02
------------------------------------------------------------------------------------------     ---------------------------

     DILUTED
          Income from continuing operations                    $      0.36     $      0.09     $      0.48     $      0.18
          Income (loss) from discontinued operations                  0.66           (0.05)           0.67           (0.16)
------------------------------------------------------------------------------------------     ---------------------------
          NET INCOME                                           $      1.02     $      0.04     $      1.14     $      0.02
------------------------------------------------------------------------------------------     ---------------------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING
     Basic                                                       4,188,442       4,129,273       4,177,385       4,122,781
     Diluted                                                     4,557,154       4,274,441       4,444,100       4,279,537

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             Common Stock           Additional
                                                       ------------------------      Paid-In      Accumulated
SIX MONTHS ENDED JUNE 30, 2001                          Shares         Amount        Capital        Deficit           Total
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000 (AUDITED)                4,164,599    $    41,646    $ 8,649,043    $(6,058,486)    $ 2,632,203
Options and warrants exercised                            60,548            605        128,858              0         129,463
Warrants issued to consultant for services                     0              0          1,503              0           1,503
Net income for the six month period ended 6/30/01              0              0              0      5,087,253       5,087,253
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 2001 (UNAUDITED)                  4,225,147    $    42,251    $ 8,779,404    $  (971,233)    $ 7,850,422
-----------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                           June 30,        June 30,
                                                                             2001            2000
                                                                         ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $ 5,087,253     $    86,241
     Adjustments to reconcile net income to net cash used in
       operating activities:
          Depreciation and amortization                                      159,318         148,522
          Warrants issued for compensation                                     1,503           1,884
          Gain on sale of Gynecology Division                             (2,896,610)              0
          Deferred income taxes                                           (1,025,000)              0
          Changes in operating assets and liabilities, net of
             the effect of the sale of the Gynecology Division:
               Accounts receivable                                          (486,092)       (156,405)
               Inventories                                                  (144,943)         (9,697)
               Prepaid expenses and other assets                               6,657         (54,135)
               Accounts payable                                              185,301          15,196
               Accrued expenses                                              (60,889)        100,380
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    826,498         131,986
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (625,771)       (139,990)
     Net cash received from sale of Gynecology Division                    3,617,804               0
     Additions to patent rights                                              (20,941)        (24,279)
----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        2,971,092        (164,269)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                         (37,360)        (11,797)
     Proceeds from exercise of stock options and warrants                    129,463          17,363
     Payments on note payable to bank                                     (1,551,047)        (61,798)
----------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                     (1,458,944)        (56,232)
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       2,338,646         (88,515)
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,007,149       1,006,695
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 3,345,795     $   918,180
----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                            $    63,443     $    69,141

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred for use of equipment                        $   103,798     $        --
     Other receivable from sale of Gynecology Division                   $   494,449     $        --

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

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

The financial statements presented herein as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.   INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                                June 30, 2001  December 31, 2000
                                                -------------  -----------------
Purchased parts and subassemblies                  $  697,412         $  981,463
Work in process                                       234,281            208,077
Finished goods                                        125,080            237,657
--------------------------------------------------------------  ----------------
TOTAL INVENTORY                                    $1,056,773         $1,427,197
==============================================================  ================

3.   SALE OF GYNECOLOGY DIVISION
On April 25, 2001, the Company sold the assets of its Gynecology Division to CooperSurgical, Inc. ("Cooper") for $4,700,000. The agreement called for Cooper to pay the Company $3,995,000 on April 25, 2001, $235,000 on July 25, 2001 after verification of the value of the Gynecology Division assets and the remaining $470,000 on April 25, 2002 provided no material claims are identified. The agreement also called for a reduction in the purchase price for the amount by which the value of the actual assets transferred to Cooper was less than $1,400,000. The asset statement presented to Cooper reflected an asset value of $34,424 less than $1,400,000. Finally, the agreement called for the Company to continue manufacturing monitors and catheters for Cooper until the end of 2001, at which time Cooper will assume responsibility for manufacturing. Because of this arrangement, a final settlement will be made at year-end based on the inventory value on April 25, 2001 compared to the value on December 31, 2001. The on-hand inventory value for the Gynecology Division on June 30, 2001 was $490,367 which represents a $176,127 shortfall from the April 25, 2001 balance. Therefore, the other receivable on the balance sheet is comprised of the following elements:

Amount Due From Cooper                                                 $705,000
Less Asset Value Shortfall                                              (34,424)
Difference in Inventory Value on June 30, 2001                         (176,127)
------------------------------------------------------------------- -----------
OTHER RECEIVABLE                                                       $494,449
------------------------------------------------------------------- -----------

The Company recognized a gain on the sale of approximately $2,897,000 and incurred approximately $375,000 in transactional costs associated with the sale.

4.   NET INCOME (LOSS) PER SHARE
Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.

5.   INCOME TAXES
The Company had previously provided a valuation allowance to fully offset its net deferred income tax asset due to the uncertainty of future Company earnings. The deferred income tax asset at December 31, 2000 of approximately $2.7 million, before the valuation allowance, was comprised primarily of net operating loss (NOL) carry-forwards and tax credits totaling approximately $5.9 million.

In connection with the sale of the Gynecology Division, the Company utilized approximately $3 million of the NOL carry-forwards. Immediately after the sale of the Gynecology Division, the Company determined that a high degree of certainty existed that its remaining future income tax benefits will be realized as a result of current and future income of its remaining business segment. Accordingly, the valuation allowance on the remaining deferred income tax asset was eliminated in the current quarter to reflect the anticipated net deferred tax asset utilization. As a result of eliminating the valuation allowance, the Company recorded an income tax benefit of $923,000 in the quarter ended June 30, 2001. At June 30, 2001, the Company recorded a total net deferred income tax asset of $1,025,000 which is comprised primarily of NOL carry-forwards and income tax credits, including approximately $100,000 of tax credits generated in the quarter ended June 30, 2001.

6.   SEGMENT AND RELATED INFORMATION
The Company now operates in one reportable segment, the Percutaneous Delivery Solutions (PDS) Division, having recently disposed of the Gynecology Division on April 25, 2001. Sales for the Gynecology Division for the three and six month periods ended June 30, 2001 were $748,540 and $1,584,063, respectively.

7.   SIGNIFICANT CUSTOMER
For the six months ended June 30, 2001, one customer accounted for 76% of the Company's sales. This customer also accounted for 51% of accounts receivable as of June 30, 2001.

8.   RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements provide that business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized. The Company does not believe the adoption of these pronouncements will have a material effect on its financial position or results of operations.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Total revenues were $5,370,972 for the six months ended June 30, 2001 compared to $3,582,660 for the six months ended June 30, 2000, representing a 49.9% increase. Sales of vessel introducers were $4,922,251 for the six months ended June 30, 2001, compared to $3,176,529 for the six months ended June 30, 2000, representing a 55.0% increase. This increase was due to several factors. First, sales of Left Ventricle Lead Delivery Systems to Medtronic in support of their clinical trials and European sales release of their InSync(R) device increased 250% compared to a year ago. A Food and Drug Administration (FDA) panel recently recommended approval of Medtronic's InSync cardiac resynchronization therapy for the treatment of congestive heart failure, which published reports have indicated should lead to formal approval later this year. This approval and subsequent product launch should have a positive impact on future sales. Second, sales of existing products to Medtronic as well as sales to new customers increased approximately $1,100,000 during the comparable periods. A year ago, we had 3 primary customers and today we are selling products to 12 customers. We expect introducer sales to increase in the remaining two quarters of 2001 as we continue to grow sales of existing products and begin ramping up production of the new safety needle product in the third quarter. We recently received clearance from the FDA to begin marketing our guidewire introducer safety needle, which included technology licensed from Med-Design Corporation.

Contract manufacturing sales were $419,521 for the six months ended June 30, 2001, compared to $407,201 for the six months ended June 30, 2000. We expect contract manufacturing sales to decrease in the third and fourth quarters due to our largest customer decreasing its orders because of excess inventory on hand. Other sales, which include freight charges to customers and engineering services, totaled $29,200 for the six months ended June 30, 2001, compared to negative sales of $1,070 for the six months ended June 30, 2000.

Total gross profit increased from $1,833,210 for the six months ended June 30, 2000, to $2,710,105 for the six months ended June 30, 2001, representing a 47.8% increase. Total gross profit as a percent of sales dropped slightly between comparable periods. We expect our gross profit percentage to decrease in the next several quarters as we begin to ramp up production of our safety needle product and strengthen our infrastructure.

Total research and development expenditures were $559,750 or 10.4% of sales for the six months ended June 30, 2001, compared to $253,203 or 7.1% of sales for the six months ended June 30, 2000. This increase was primarily due to two factors. First, we increased our engineering staff in order to handle new projects for Medtronic, as well as develop new introducer product concepts. Second, we have been paying a fee to MedDesign Corporation for the development of the safety needle. The safety needle is expected to be launched in the third quarter of 2001. We expect research and development expenditures as a percentage of sales to remain consistent with those seen in the second quarter of 2001 as we continue to develop new products for our increasing customer base.

Selling expenses increased from $116,451 for the six months ended June 30, 2000 to $151,737 for the six months ended June 30, 2001. Increased commission expense and additional spending on attending trade shows, printing brochures and booth graphics attributed to this increase.

General and administrative expenses increased from $643,735 for the six months ended June 30, 2000 to $762,636 for the six months ended June 30, 2001. This increase was primarily due to increased spending on salaries, amortization of leasehold improvements, investor relations activities, legal costs associated with registering our stock option plans and increased rent costs associated with the additional space added to the facility in the third quarter of 2000. Interest income increased $13,922 and interest expense decreased $8,051 during the comparable periods. This was due to utilizing the cash from the Gynecology Division sale to pay off our line of credit and investing the excess cash to earn additional interest income. We expect interest expense to decrease and interest income to increase for the balance of 2001.

On April 25, 2001, we completed the sale of our Gynecology business to CooperSurgical, Inc. recognizing a gain of approximately $2,897,000. As part of the agreement, MedAmicus will continue to manufacture catheters and monitors for CooperSurgical until the end of 2001, at which time the manufacturing responsibilities will be transferred to Cooper. Consequently, we will continue to report results from discontinued operations for the remainder of 2001.

As of the start of the year 2001, we had approximately $5.9 million of net operating loss (NOL) carry-forwards and research and development tax credits. Because of the uncertainty of future profits, the benefit of these carry-forwards, as well as other deferred tax assets had not been previously recognized as an asset on our books. During the first half of 2001, our income from continuing and from discontinued operations utilized approximately $1.3 million of the carry-forward while the gain on the sale of the Gynecology Division absorbed another $3.0 million of the NOL carry-forward. Because of the high level of confidence that the remaining carry-forward and other deferred tax assets can be offset against future profits, the Company recorded a gain of $923,000, which is the tax benefit of the remaining unutilized NOL and tax credits available to the Company in the future.

As a result, we had net income of $5,087,253 or $1.14 per fully diluted share for the six months ended June 30, 2001, compared to net income of $86,241 or $.02 per fully diluted share for the six months ended June 30, 2000.

Because we will be recognizing income tax expense beginning in the third quarter of 2001, a true comparison of our results going forward from continuing operations would ignore the effects of the recent changes in our business. Ignoring the effects of the income tax benefit, the income from discontinued operations and the gain from disposal of discontinued segment, the results would have been as follows, assuming a 38% tax rate:

                                                                 PRO FORMA                    PRO FORMA
                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           06/30/01      06/30/00      06/30/01      06/30/00
                                                         ----------    ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS                           725,063       386,721     1,204,506       760,007
   Income tax expense (assumes 38%)                        (275,524)     (146,954)     (457,712)     (288,803)
-------------------------------------------------------------------    ----------    ----------    ----------
NET INCOME                                                  449,539       239,767       746,794       471,204
-------------------------------------------------------------------    ----------    ----------    ----------
EARNINGS PER SHARE
  BASIC                                                  $     0.11    $     0.06    $     0.18    $     0.11
  DILUTED                                                $     0.10    $     0.06    $     0.17    $     0.11

WTD AVG COMMON & COMMON EQUIVALENT SHARES OUTSTANDING
  Basic                                                   4,188,442     4,129,273     4,177,385     4,122,781
  Diluted                                                 4,557,154     4,274,441     4,444,100     4,279,537

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Total revenues were $2,966,103 for the three months ended June 30, 2001 compared to $1,752,290 for the three months ended June 30, 2000, representing a 69.3% increase. Sales of vessel introducers were $2,813,853 for the three months ended June 30, 2001, compared to $1,520,744 for the three months ended June 30, 2000, representing a 85.0% increase. This increase was primarily due to the factors discussed above.

Contract manufacturing sales were $140,004 for the three months ended June 30, 2001, compared to $230,041 for the three months ended June 30, 2000, representing a 39.1% decrease. This decrease was due to one of our existing customers reducing their orders for product during the period. As discussed above, we expect contract manufacturing sales to be down in the third and fourth quarters due to reduced orders from this customer. Other sales, which include freight charges to customers and engineering services, totaled $12,246 for the three months ended June 30, 2001, compared to $1,505 for the three months ended June 30, 2000.

Total gross profit increased from $933,207 for the three months ended June 30, 2000, to $1,470,428 for the three months ended June 30, 2001, representing a 57.6% increase. Total gross profit as a percent of sales decreased from 53.3% to 49.6% during the comparable periods. We expect our gross profit percentage to decrease in the next several quarters as we begin to ramp up production of our safety needle product and make investments in our infrastructure to support future growth.

Total research and development expenditures were $306,263 or 10.3% of sales for the three months ended June 30, 2001, compared to $127,869 or 7.3% of sales for the three months ended June 30, 2000. This increase was primarily due to the factors discussed above.

Selling expenses increased from $58,401 for the three months ended June 30, 2000 to $86,328 for the three months ended June 30, 2001. This increase was primarily due to the factors discussed above.

General and administrative expenses increased from $327,874 for the three months ended June 30, 2000 to $358,976 for the three months ended June 30, 2001. This increase was primarily due to the factors discussed above. Interest income increased $13,301 and interest expense decreased $21,231 during the comparable periods This increase was also primarily due to the factors discussed above.

As discussed above, we recognized a gain on the sale of our Gynecology Division of approximately $2,897,000 and also recognized an income tax benefit of $923,000 during the second quarter of 2001.

As a result, we had net income of $4,637,758 or $1.02 per fully diluted share for the three months ended June 30, 2001, compared to net income of $161,465 or $.04 per fully diluted share for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the six months ended June 30, 2001 was $826,498, consisting of net income of $5,087,253, adjusted for non-cash items of depreciation and amortization of $159,318, plus warrants issued for compensation of $1,503, minus both the gain on the sale of the Gynecology Division of $2,896,610 and the addition of a deferred tax asset of $1,025,000, less a net change in operating assets and liabilities of $499,966.

Net cash provided by investing activities for the six months ended June 30, 2001 was $2,971,092. Equipment was purchased totaling $625,771 and we had additions to patent rights totaling $20,941 during the period. This was offset by net cash received from the sale of the Gynecology Division totaling $3,617,804.

Net cash used in financing activities for the six months ended June 30, 2001 was $1,458,944. We made principal debt payments of $37,360 and paid off our line of credit totaling $1,551,047. This was offset by proceeds from option and warrant exercises of $129,463.

As a result, our cash and cash equivalents were $3,345,795 as of June 30, 2001 compared to $1,007,149 at December 31, 2000. Working capital increased from $1,443,415 as of December 31, 2000 to $6,117,081 as of June 30, 2001.

We received a payment of $3,995,000 on April 25, 2001 from the sale of the Gynecology Division. We used $1,421,000 of these funds to pay off our line of credit with the bank and closed the line of credit. We had $3,345,795 in cash and cash equivalents as of June 30, 2001. While we believe that we have sufficient cash to fund our planned operations, there is no assurance that we will not need additional capital in the future to fund our operations. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities. If we are unable to obtain financing when required, we could be forced to curtail our operations. We are currently negotiating a new line of credit with a financial institution with terms and interest rates more favorable than those of the previous line of credit.

If sales and working capital needs meet our estimates, we believe our available cash and investments will be sufficient to meet our anticipated operating expenses and cash requirements for the foreseeable future. If the sales estimates are not realized or working capital requirements exceed those anticipated, we may need to secure additional capital or, if capital is not available, to curtail our marketing efforts.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Reform Litigation Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB and other recent filings with the Securities and Exchange Commission, as well as, and without limitation, attracting and retaining key personnel; lack of market acceptance of our products, especially the safety needle; introduction of competitive products; patent and government regulatory matters; successful implementation of our safety needle production ramp-up schedule; economic conditions; the ability to raise capital, and the Risk Factors included in our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 8, 2001.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5 - OTHER INFORMATION
         None

ITEM 6(a) - EXHIBITS
         None

ITEM 6(b) - REPORTS ON FORM 8-K
         Form 8-K/A dated May 10, 2001 providing pro forma financial information related to the Gynecology Division sale, which was reported in a Form 8-K filing dated April 26, 2001.



SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          MEDAMICUS, INC.

Date:  August 2, 2001                     By:  /s/ James D. Hartman
                                          President, Chief Executive Officer and
                                          Chief Financial Officer