Form 10QSB
period 2001-09-30
MEDAMICUS INC
filed 2001-10-29
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER 0-19467

                                 MEDAMICUS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                MINNESOTA                               41-1533300
    (State or Other Jurisdiction of         (IRS Employer Identification No.)
    Incorporation or Organization)

                    15301 HIGHWAY 55 WEST, PLYMOUTH, MN 55447
                    (Address of Principal Executive Offices)

                                 (763) 559-2613
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares of Registrant's Common Stock outstanding on October 25, 2001 was 4,425,250

Transitional Small Business Disclosure Format.  Yes _____  No __X__

                                 MEDAMICUS, INC.
                                      INDEX


---------------------------------------------------------------------------------------------------------
                                                                                                  Page #
---------------------------------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Balance Sheets as of September 30, 2001 and December 31, 2000                                    3
   Statements of Operations for the three and nine months ended September 30, 2001 and 2000         4
   Statement of Shareholders' Equity for the nine months ended September 30, 2001                   5
   Statements of Cash Flows for the nine months ended September 30, 2001 and 2000                   6
   Condensed Notes to the Financial Statements                                                     7-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9-12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                          13

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                            13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        13

ITEM 5. OTHER INFORMATION                                                                          13

ITEM 6(a). EXHIBITS                                                                                13

ITEM 6(b). REPORTS ON FORM 8-K                                                                     13

                                 BALANCE SHEETS

                                                                                                 UNAUDITED             AUDITED
                                                                                        SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                                                    -------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                               $   3,592,431       $   1,007,149
     Accounts receivable, less allowance for doubtful accounts of
        $18,944 and $15,000, respectively                                                        2,334,667           1,673,626
     Inventories, less obsolescence reserve of $106,869 and $40,000, respectively                1,428,295           1,427,197
     Prepaid expenses and other assets                                                              58,819              49,423
     Other receivable (Note 3)                                                                     288,869                   0
     Deferred income taxes                                                                         427,546                   0
-------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             8,130,627           4,157,395
-------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                                   2,683,060           2,814,148
     Office furniture, fixtures and computers                                                      657,821             682,352
     Leasehold improvements                                                                        910,650             692,260
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 4,251,531           4,188,760
     Less accumulated depreciation and amortization                                             (1,998,325)         (2,854,166)

-------------------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                                       2,253,206           1,334,594
-------------------------------------------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                                                              250,000                   0

OTHER ASSETS:
     License agreement at cost (Note 8)                                                          2,014,000                   0
     Patent rights, net of accumulated amortization of $56,443 and $163,435, respectively           87,720              69,043
-------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                               2,101,720              69,043
-------------------------------------------------------------------------------------------------------------------------------

===============================================================================================================================
TOTAL ASSETS                                                                                 $  12,735,553       $   5,561,032
===============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                                                    $          --       $   1,551,047
     Accounts payable                                                                              854,060             436,650
     License agreement payable (Note 8)                                                          1,000,000                   0
     Accrued expenses                                                                              622,396             668,345
     Current installments of capital lease obligations                                              72,636              57,938
-------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        2,549,092           2,713,980
-------------------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments                                          246,106             214,849

-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                2,795,198           2,928,829
-------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                                           0                   0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,384,207 and 4,164,599 shares, respectively                                    43,842              41,646
     Additional paid-in capital                                                                 10,155,146           8,649,043
     Accumulated deficit                                                                          (258,633)         (6,058,486)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                       9,940,355           2,632,203
===============================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $  12,735,553       $   5,561,032
===============================================================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

              STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       SEP 30, 2001    SEP 30, 2000    SEP 30, 2001    SEP 30, 2000
                                                                      -----------------------------   ------------------------------
Sales                                                                 $   3,681,963   $   1,845,499   $   9,052,935   $   5,428,159
Cost of sales                                                             1,971,880         930,112       4,632,747       2,679,562
----------------------------------------------------------------------------------------------------  ------------------------------
GROSS PROFIT                                                              1,710,083         915,387       4,420,188       2,748,597
----------------------------------------------------------------------------------------------------  ------------------------------

OPERATING EXPENSES:
     Research and development                                               269,853         123,071         829,603         376,274
     Selling, general and administrative                                    443,062         335,830       1,357,435       1,096,016
----------------------------------------------------------------------------------------------------  ------------------------------
TOTAL OPERATING EXPENSES                                                    712,915         458,901       2,187,038       1,472,290
----------------------------------------------------------------------------------------------------  ------------------------------

----------------------------------------------------------------------------------------------------  ------------------------------
OPERATING INCOME                                                            997,168         456,486       2,233,150       1,276,307
----------------------------------------------------------------------------------------------------  ------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                        (7,528)        (34,002)        (70,971)       (105,496)
     Interest income                                                         29,557          13,206          66,952          36,679
     Other                                                                   (1,226)         (3,825)         (6,654)        (15,618)
----------------------------------------------------------------------------------------------------  ------------------------------
TOTAL OTHER INCOME (EXPENSE)                                                 20,803         (24,621)        (10,673)        (84,435)
----------------------------------------------------------------------------------------------------  ------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                     1,017,971         431,865       2,222,477       1,191,872
     Income tax (expense) benefit (Note 5)                                 (386,829)              0         534,802               0
----------------------------------------------------------------------------------------------------  ------------------------------
INCOME FROM CONTINUING OPERATIONS                                           631,142         431,865       2,757,279       1,191,872
----------------------------------------------------------------------------------------------------  ------------------------------

DISCONTINUED OPERATIONS (NOTE 3)
     Income (loss) from operations of discontinued segment, net of tax       81,458        (321,651)        145,964        (995,417)
     Gain from disposal of discontinued segment                                   0               0       2,896,610               0
----------------------------------------------------------------------------------------------------  ------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                   81,458        (321,651)      3,042,574        (995,417)
----------------------------------------------------------------------------------------------------  ------------------------------

----------------------------------------------------------------------------------------------------  ------------------------------
NET INCOME                                                            $     712,600   $     110,214   $   5,799,853   $     196,455
----------------------------------------------------------------------------------------------------  ------------------------------

EARNINGS PER SHARE

     BASIC
          Income from continuing operations                           $        0.15   $        0.10   $        0.65   $        0.29
          Income (loss) from discontinued operations                           0.02           (0.07)           0.73           (0.24)
----------------------------------------------------------------------------------------------------  ------------------------------
          NET INCOME                                                  $        0.17   $        0.03   $        1.38   $        0.05
----------------------------------------------------------------------------------------------------  ------------------------------

     DILUTED
          Income from continuing operations                           $        0.13   $        0.10   $        0.61   $        0.28
          Income (loss) from discontinued operations                           0.02           (0.07)           0.68           (0.23)
----------------------------------------------------------------------------------------------------  ------------------------------
          NET INCOME                                                  $        0.15   $        0.03   $        1.29   $        0.05
----------------------------------------------------------------------------------------------------  ------------------------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING
     Basic                                                                4,283,115       4,145,096       4,213,016       4,130,273
     Diluted                                                              4,765,987       4,402,895       4,509,630       4,302,596

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            Common Stock          Additional
                                                   ---------------------------      Paid-In      Accumulated
NINE MONTHS ENDED SEPTEMBER 30, 2001                   Shares         Amount        Capital         Deficit          Total
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000 (AUDITED)               4,164,599    $    41,646    $ 8,649,043    $ (6,058,486)    $ 2,632,203
Options and warrants exercised                          151,581          1,516        505,280               0         506,796
Warrants issued to consultant for services                    0              0          1,503               0           1,503
Stock issued for license agreement (Note 8)              68,027            680        999,320               0       1,000,000
Net income for the nine-month period ended 9/30/01            0              0              0       5,799,853       5,799,853
------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2001 (UNAUDITED)            4,384,207    $    43,842    $10,155,146    $   (258,633)    $ 9,940,355
------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       NINE MONTHS ENDED
                                                                                                 Sep 30, 2001    Sep 30, 2000
                                                                                                ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                 $   5,799,853   $     196,455
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                               249,436         228,014
          Warrants issued for compensation                                                              1,503           1,884
          Gain on sale of Gynecology Division                                                      (2,896,610)              0
          Deferred income taxes                                                                      (677,546)              0
          Changes in operating assets and liabilities, net of the effect of the sale of the
             Gynecology Division:
               Accounts receivable                                                                 (1,069,263)       (349,455)
               Inventories                                                                           (501,581)        (58,686)
               Prepaid expenses and other assets                                                      (19,251)       (229,108)
               Accounts payable                                                                       417,410          17,645
               Accrued expenses                                                                       (83,249)         61,572
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                 1,220,702        (131,679)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                        (1,298,578)       (195,821)
     Net cash received from sale of Gynecology Division                                             3,808,380               0
     Additions to patent rights                                                                       (29,128)        (36,587)
     Acquisition of license agreement                                                                 (14,000)              0
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 2,466,674        (232,408)
------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                  (57,843)        (17,933)
     Borrowing (payments) on note payable to bank                                                  (1,551,047)        224,495
     Proceeds from exercise of stock options and warrants                                             506,796          59,531
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                (1,102,094)        266,093
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                2,585,282         (97,994)
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      1,007,149       1,006,695
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $   3,592,431   $     908,701
------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                   $      83,399   $     103,040

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred for use of equipment                                               $     103,798   $          --
     Other receivable from sale of Gynecology Division                                          $     288,869   $          --
     Stock issued for license agreement                                                         $   1,000,000   $          --
     License agreement payable                                                                  $   1,000,000   $          --

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

The financial statements presented herein as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                        SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                     -------------------------------------------
Purchased parts and subassemblies               $  865,408            $ 981,463
Work in process                                    504,005              208,077
Finished goods                                      58,882              237,657
--------------------------------------------------------------------------------
TOTAL INVENTORIES                               $1,428,295           $1,427,197
================================================================================

3. SALE OF GYNECOLOGY DIVISION
On April 25, 2001, the Company sold the assets of its Gynecology Division to CooperSurgical, Inc. ("Cooper") for $4,700,000. The agreement called for Cooper to pay the Company $3,995,000 on April 25, 2001, $235,000 on July 25, 2001 after verification of the value of the Gynecology Division assets and the remaining $470,000 on April 25, 2002 provided no material claims are identified. The agreement also called for a reduction in the purchase price for the amount by which the value of the actual assets transferred to Cooper was less than $1,400,000. The asset statement presented to Cooper on June 14, 2001 reflected an asset value of $34,424 less than $1,400,000. Finally, the agreement called for the Company to continue manufacturing monitors and catheters for Cooper until the end of 2001, at which time Cooper will assume responsibility for manufacturing. Because of this arrangement, a final settlement will be made at year-end based on the inventory value on April 25, 2001 compared to the value on December 31, 2001. The on-hand inventory value for the Gynecology Division on September 30, 2001 was $485,363 which represents a $181,131 shortfall from the April 25, 2001 balance. Therefore, the "Other Receivable" noted on the balance sheet is comprised of the following elements:

Amount Due From Cooper                                                 $470,000
Difference in Inventory Value on September 30, 2001                    (181,131)
--------------------------------------------------------------------------------
OTHER RECEIVABLE                                                       $288,869
--------------------------------------------------------------------------------

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

In connection with the sale of the Gynecology Division, the Company utilized approximately $3.0 million of the NOL carry-forwards. Immediately after the sale of the Gynecology Division, the Company determined that a high degree of certainty existed that its remaining future income tax benefits will be realized as a result of current and future income of its remaining business segment. Accordingly, the valuation allowance on the remaining deferred income tax asset was eliminated in the second quarter to reflect the anticipated net deferred tax asset utilization. As a result of eliminating the valuation allowance, the Company recorded an income tax benefit of $923,000 in the quarter ended June 30, 2001. At June 30, 2001, the Company recorded a total net deferred income tax asset of $1,025,000 which is comprised primarily of NOL carry-forwards and income tax credits, including approximately $100,000 of tax credits generated in the quarter ended June 30, 2001.

During the quarter ended September 30, 2001, the company recorded total income tax expense of approximately $437,000, comprised of $387,000 on continuing operations and $50,000 on discontinued operations. As a result, approximately $437,000 of the net deferred tax asset was utilized during the quarter. In addition, approximately $89,000 of income tax credits were generated during the quarter thereby increasing the net deferred tax asset by a like amount.

6. SEGMENT AND RELATED INFORMATION
The Company now operates in one reportable segment, the Percutaneous Delivery Solutions (PDS) Division, having recently sold the Gynecology Division on April 25, 2001. Sales for the Gynecology Division for the three month periods ended September 30, 2001 and 2000 were $554,846 and 732,941, respectively. Sales for the Gynecology Division for the nine-month periods ended September 30, 2001 and 2000 were $2,138,909 and 2,566,136, respectively.

7. SIGNIFICANT CUSTOMER
For the nine months ended September 30, 2001, one customer accounted for 76% of the Company's sales. This customer also accounted for 74% of accounts receivable as of September 30, 2001.

8. EXPANDED LICENSING AGREEMENT
On September 7, 2001, the Company finalized Addendum Number One to its Development and Licensing Agreement of August 2000 with Med-Design Corporation (the Addendum"). Under the terms of the Addendum, MedAmicus gained exclusive marketing rights to Med-Design's center-line retractable safety needle technology for the arterial access market in exchange for a payment of $2,000,000. Previously the Company had exclusive rights only to the venous access market.

The $2,000,000 payment to Med-Design consists of $1,000,000 in cash payable on October 15, 2001 and $1,000,000 worth of MedAmicus stock, or 68,027 shares. Under the terms of the Addendum, the Company has agreed to file a registration statement with the Securities and Exchange Commission during October 2001 to register the 68,027 shares. As of September 30, 2001, the Company has recorded the full payment to Med-Design plus related transaction costs incurred to date as a License Agreement asset and will amortize the cost of the licensing rights over the estimated useful life of the exclusive rights acquired.

9. RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2001 FAS 141, Business Combinations, and FAS 142 Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues were $9,052,935 for the nine months ended September 30, 2001 compared to $5,428,159 for the nine months ended September 30, 2000, representing a 66.8% increase. Sales of vessel introducers were $8,442,005 for the nine months ended September 30, 2001, compared to $4,742,459 for the nine months ended September 30, 2000, representing a 78.0% increase. This increase was due to several factors. First, sales of Left Ventricle Lead Delivery Systems to Medtronic, Inc. in support of Medtronic's clinical trials and sales release of Medtronic's InSync(R) device increased 293% compared to a year ago. The Food and Drug Administration (FDA) formally approved Medtronic's InSync cardiac resynchronization therapy for the treatment of congestive heart failure in August 2001. This approval and subsequent product launch should continue to have a positive impact on future sales. Second, sales of existing products to Medtronic as well as sales to new customers increased approximately $1,900,000 during the comparable periods. A year ago, we had three primary customers and today we are selling products to twelve primary customers. We expect introducer sales to remain strong for the remainder of 2001 as we continue to ship orders to our new customer base.

We recently received clearance from the FDA to begin marketing our guidewire introducer safety needle, which included technology licensed from Med-Design Corporation. The first shipments of the safety needle were made in September 2001 and we expect to see sales of this product accelerate in the fourth quarter.

Contract manufacturing sales were $526,323 for the nine months ended September 30, 2001, compared to $644,561 for the nine months ended September 30, 2000. We expect contract manufacturing sales to remain slow in the fourth quarter due to our largest customer decreasing its orders because of excess inventory on hand. Other sales, which include freight charges to customers and engineering services, totaled $84,607 for the nine months ended September 30, 2001, compared to $41,139 for the nine months ended September 30, 2000.

Total gross profit increased from $2,748,597 for the nine months ended September 30, 2000, to $4,420,188 for the nine months ended September 30, 2001, representing a 60.8% increase. Total gross profit as a percent of sales dropped from 50.6% to 48.8% between comparable periods. We expect our gross profit percentage to decrease in the next several quarters as we begin to ramp up production of our safety needle product and strengthen our infrastructure.

Total research and development expenditures were $829,603 or 9.2% of sales for the nine months ended September 30, 2001, compared to $376,274 or 6.9% of sales for the nine months ended September 30, 2000. This increase was primarily due to two factors. First, we increased our engineering staff in order to handle new projects for

Medtronic, as well as develop new introducer product concepts. Second, we have been paying a fee to Med-Design Corporation for the development of the safety needle and the next generation safety introducer. We expect research and development expenditures as a percentage of sales to remain consistent with those seen in the first nine months of 2001 as we continue to develop new products for our increasing customer base.

Selling expenses increased from $153,648 for the nine months ended September 30, 2000 to $228,052 for the nine months ended September 30, 2001. Increased commission expense and additional spending on attending trade shows, printing brochures and booth graphics attributed to this increase.

General and administrative expenses increased from $942,368 for the nine months ended September 30, 2000 to $1,129,383 for the nine months ended September 30, 2001. This increase was primarily due to increased spending on salaries, amortization of leasehold improvements, investor relations activities, legal costs associated with registering our stock option plans and increased rent costs associated with the additional space added to the facility in the third quarter of 2000. Interest income increased $30,273 and interest expense decreased $34,525 during the comparable periods. This was due to utilizing the cash from the Gynecology Division sale to pay off our line of credit and investing the excess cash to earn additional interest income. We expect interest expense to decrease and interest income to increase for the balance of 2001.

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

As of the start of the year 2001, we had approximately $5.9 million of net operating loss (NOL) carry-forwards and research and development tax credits. Because of the uncertainty of future profits, the benefit of these carry-forwards, as well as other deferred tax assets had not been previously recognized as an asset on our books. During the first half of 2001, our income from continuing and from discontinued operations utilized approximately $1.3 million of the carry-forward while the gain on the sale of the Gynecology Division absorbed another $3.0 million of the NOL carry-forward. Because of the high level of confidence that the remaining carry-forward and other deferred tax assets can be offset against future profits, the Company recorded a gain of $923,000 during the second quarter 2001, which is the tax benefit of the remaining unutilized NOL and tax credits available to the Company in the future. During the quarter ended September 30, 2001, the Company recorded total income tax expense of $437,000, comprised of $386,829 on continuing operations and $ 49,925 on discontinued operations. As a result, approximately $436,754 of the net deferred tax asset was utilized during the quarter. In addition, approximately $89,000 of income tax credits were generated during the quarter thereby increasing the net deferred tax asset by a like amount.

As a result, we had net income of $5,799,853 or $1.29 per diluted share for the nine months ended September 30, 2001, compared to net income of $196,455 or $.05 per diluted share for the nine months ended September 30, 2000.

Because we began recognizing income tax expense in the third quarter of 2001, a more meaningful comparison of our results going forward from continuing operations would ignore the effects of the recent changes in our business. Ignoring the effects of the income tax benefit, the income from discontinued operations and the gain from disposal of discontinued segment, the results would have been as follows, assuming a 38% tax rate:

                                     PRO FORMA FOR THE QUARTER ENDED
                                        03/31/00        06/30/00        09/30/00        YTD 2000
                                  ---------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS        373,286         386,721         431,865       1,191,872
   Income tax expense (38%)             (141,849)       (146,954)       (164,109)       (452,912)
-------------------------------------------------------------------------------------------------
NET INCOME                               231,437         239,767         267,756         738,960
-------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
   Basic                              $     0.06      $     0.06      $     0.06      $     0.18
   Diluted                            $     0.06      $     0.06      $     0.06      $     0.18

WTD AVG SHARES OUTSTANDING
   Basic                               4,116,288       4,122,781       4,145,096       4,130,273
   Diluted                             4,116,288       4,279,537       4,402,895       4,302,596


                                     PRO FORMA FOR THE QUARTER ENDED
                                        03/31/01        06/30/01        09/30/01        YTD 2001
                                  ---------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS        479,443         725,063       1,017,971       2,222,477
   Income tax expense (38%)             (182,188)       (275,524)       (386,829)       (844,541)
-------------------------------------------------------------------------------------------------
NET INCOME                               297,255         449,539         631,142       1,377,936
-------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
   Basic                              $     0.07      $     0.11      $     0.15      $     0.33
   Diluted                            $     0.07      $     0.10      $     0.13      $     0.30

WTD AVG SHARES OUTSTANDING
   Basic                               4,166,206       4,188,442       4,283,115       4,213,016
   Diluted                             4,448,275       4,557,154       4,765,987       4,509,630


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues were $3,681,963 for the three months ended September 30, 2001 compared to $1,845,499 for the three months ended September 30, 2000, representing a 99.5% increase. Sales of vessel introducers were $3,519,754 for the three months ended September 30, 2001, compared to $1,565,930 for the three months ended September 30, 2000, representing a 124.8% increase. In addition to introducer sales to new customers discussed above, the Company also realized a 600% increase in sales of Left Ventricle Lead Delivery Systems to Medtronic in support of its clinical trials and sales release of its InSync device when compared to the same period last year.

Contract manufacturing sales were $106,802 for the three months ended September 30, 2001, compared to $237,360 for the three months ended September 30, 2000, representing a 55.0% decrease. This decrease was due to one of our existing customers reducing its orders for product during the period. As discussed above, we expect contract manufacturing sales to be down in the fourth quarter due to reduced orders from this customer. Other sales, which include freight charges to customers and engineering services, totaled $55,407 for the three months ended September 30, 2001, compared to $42,209 for the three months ended September 30, 2000.

Total gross profit increased from $915,387 for the three months ended September 30, 2000, to $1,710,083 for the three months ended September 30, 2001, representing a 86.8% increase. Total gross profit as a percent of sales decreased from 49.6% to 46.4% during the comparable periods. We expect our gross profit percentage to remain below historical levels in the next several quarters as we begin to ramp up production of our safety needle product and make investments in our infrastructure to support future growth.

Total research and development expenditures were $269,853 or 7.3% of sales for the three months ended September 30, 2001, compared to $123,071 or 6.7% of sales for the three months ended September 30, 2000. This increase was primarily due to the factors discussed above.

Selling expenses increased from $37,197 for the three months ended September 30, 2000 to $76,315 for the three months ended September 30, 2001. This increase was primarily due to the factors discussed above.

General and administrative expenses increased from $298,633 for the three months ended September 30, 2000 to $366,747 for the three months ended September 30, 2001. This increase was primarily due to the factors discussed above. Interest income increased $16,351 and interest expense decreased $26,474 during the comparable periods This increase was also primarily due to the factors discussed above.

As a result, we had net income of $712,600 or $.15 per diluted share for the three months ended September 30, 2001, compared to net income of $110,214 or $.03 per diluted share for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the nine months ended September 30, 2001 was $1,220,702, consisting of net income of $5,799,853, adjusted for non-cash items of depreciation and amortization of $249,436, plus warrants issued for compensation of $1,503, minus both the gain on the sale of the Gynecology Division of $2,896,610 and the net change in the a deferred tax asset of $677,546, less a net change in operating assets and liabilities of $1,255,934.

Net cash provided by investing activities for the nine months ended September 30, 2001 was $2,466,674. Equipment was purchased totaling $1,298,578 and we had additions to patent rights totaling $29,128 during the period. We also incurred transaction costs related to acquiring license rights totaling $14,000. This was offset by net cash received from the sale of the Gynecology Division totaling $3,808,380.

Net cash used in financing activities for the nine months ended September 30, 2001 was $1,102,094. We made principal debt payments of $57,843 and paid off our line of credit totaling $1,551,047. This was offset by proceeds from option and warrant exercises of $506,796.

As a result, our cash and cash equivalents were $3,592,431 as of September 30, 2001 compared to $1,007,149 at December 31, 2000. Working capital increased from $1,443,415 as of December 31, 2000 to $5,581,535 as of September 30, 2001.

We received a payment of $3,995,000 on April 25, 2001 from the sale of the Gynecology Division. We used $1,421,000 of these funds to pay off our line of credit with the bank and closed the line of credit. We had $3,592,431 in cash and cash equivalents as of September 30, 2001. On July 31, 2001, the Company secured a $2,000,000 line of credit with a financial institution. The agreement calls for interest at the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets.

While we believe that we have sufficient cash to fund our planned operations, there is no assurance that we will not need additional capital in the future. Sources of additional capital may include additional debt financing and/or the sale of debt or equity securities.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Reform Litigation Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB, in our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 16, 2001 and other recent filings with the Securities and Exchange Commission. Additional factors that could cause results to differ materially are: the Company's dependence upon a limited number of key customers for its revenue; the Company's dependence upon licensing agreements with third parties for the technology underlying some of its products, especially the safety needle; successful implementation of the Company's safety needle production ramp-up schedule; attracting and retaining key personnel; lack of market acceptance of the Company's products, especially the safety needle; introduction of competitive products; patent and government regulatory matters; economic conditions; and the ability to raise capital. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements. In addition, the Company disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
         (c) Recent Sales of Unregistered Securities

         On September 28, 2001, the Company issued 68, 027 shares of common stock valued at $1.0 million to Med-Design Corporation pursuant to the terms of the Addendum dated September 7, 2001, to the Development and Licensing Agreement dated as of August 25, 2000 between the Company and Med-Design Corporation.

         During the period from June 13, 2001 through September 30, 2001, the Company issued a total of 61,706 shares of common stock to private investors upon the exercise of Warrants originally issued by the Company in January 1994. The Warrants were exercisable at a price of $5.61 and expire in January 2002. At September 30, 2001, there were an additional 314,689 shares issuable upon exercise of Warrants.

         The Company believes that the transactions listed above were exempt pursuant to Section 4(2) of the Securities Act of 1933. All the shares that were issued bear restrictive legends indicating that the shares could not be resold without registration under the Securities Act of 1933 or an opinion of counsel that such registration was not required. No commissions were paid in connection with the issuance of the common stock. On October 16, 2001, the Company filed a registration statement with the Securities and Exchange Commission concerning resale of the shares issued to Med-Design and issued or issuable under the Warrants.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 - OTHER INFORMATION
         None

ITEM 6(a) - EXHIBITS
         10.1 Credit Agreement between Wells Fargo Bank and Company dated July 31, 2001.
         10.2 Revolving Note Agreement between Wells Fargo Bank and Company dated July 31, 2001.
         10.3 Arbitration Agreement between Wells Fargo Bank and Company dated July 31, 2001.
         10.4 Security Agreement between Wells Fargo Bank and Company dated July 31, 2001.

ITEM 6(b) - REPORTS ON FORM 8-K
         None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         MEDAMICUS, INC.

                                         By: /s/ James D. Hartman
Date: October 26 2001                    President, Chief Executive Officer and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

------------- ---------------------------------------------------------- -------
  EXHIBIT #   DESCRIPTION                                                 PAGE
------------- ---------------------------------------------------------- -------
    10.1      Credit Agreement, dated July 31, 2001, between the
              Company and Wells Fargo Bank Minnesota, N.A.
------------- ---------------------------------------------------------- -------
    10.2      Revolving Note Agreement, dated July 31, 2001, between
              the Company and Wells Fargo Bank Minnesota, N.A.
------------- ---------------------------------------------------------- -------
    10.3      Arbitration Agreement, dated July 31, 2001, between the
              Company and Wells Fargo Bank Minnesota, N.A.
------------- ---------------------------------------------------------- -------
    10.4      Security Agreement, dated July 31, 2001, between the
              Company and Wells Fargo Bank Minnesota, N.A.
------------- ---------------------------------------------------------- -------