Form 10KSB
period 2001-12-31
MEDAMICUS INC
filed 2002-03-28
CIK 833140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2001

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ___

The issuer's revenues for its most recent fiscal year were $16,418,539 ($13,647,667 from continuing operations and $2,770,872 from discontinued operations).

The aggregate market value of the Common Shares held by nonaffiliates of the issuer as of December 31, 2001 was approximately $71,081,000.

Common Shares outstanding at March 18, 2002: 4,706,593 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 25, 2002 are incorporated by reference into Part III.


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW
Medamicus, Inc. is a medical products company that is engaged in the following activities:
o The design, development, manufacture and marketing of medical devices consisting of percutaneous vessel introducers, safety needles and related vascular delivery products.
o The manufacture of medical devices and components for other medical product companies on a contract basis.

On April 25, 2001, we completed the sale of our Gynecology Division to CooperSurgical, Inc. recognizing a gain of $2,896,610. As part of the agreement, we continued to manufacture catheters and monitors for CooperSurgical until December 2001, at which time the manufacturing responsibilities were transferred to them. As a result, we have reported the results of the Gynecology Division as discontinued operations for 2001 and 2000.


PRODUCTS
We manufacture and market a family of percutaneous venous vessel introducers with proprietary features, as well as our own proprietary introducer. Vessel introducers allow physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel.

In order to introduce a catheter or pacemaker lead into a vein, a hypodermic needle is first used to access the vessel. A guide wire is then inserted through the hypodermic needle and the needle is removed. A vessel introducer, consisting of a hollow sheath and a dilator, is then inserted over the guide wire to expand the opening. The guide wire and dilator are then removed, leaving only the hollow sheath through which the catheter or pacemaker lead is introduced. Once the catheter or pacemaker lead is in place, the vessel introducer sheath is usually removed.

We believe that all vessel introducer sheaths currently marketed, with the exception of our proprietary vessel introducer, are manufactured with small handles on either side of the sheath at the proximal end, and use what is referred to as the peelable method of sheath removal. As the physician pulls the handles, the sheath tears apart and can then be removed.

Our proprietary vessel introducer, which includes the standard dilator and sheath, incorporates a slitting device, resulting in what we believe to be an improved method of removing the sheath. The slitter clamps onto the catheter or lead and has a recessed blade. The physician draws the sheath onto the slitter, which cuts the entire length of the sheath, permitting easy removal. The removal of the sheath can be performed by one physician, unlike the peelable method, which typically requires two people.

We manufacture and market both peelable introducers and our own proprietary slitter introducer. While we believe the slitter introducer is superior to the peelable type, studies indicate that a significant percentage of physicians continue to utilize the peelable technology. We manufacture both types of introducers in a variety of sizes and market them either (1) in a kit that contains the disposable devices necessary to do catheter or lead implant procedures, or (2) in bulk for packaging by the customer with its own devices.

From 1999 to 2001, we worked with Medtronic on development of a left ventrical lead delivery system (LVLDS) to facilitate bi-ventricular stimulation, a hopeful treatment for congestive heart failure. In 2001 we sold $4.5 million of LVLDS products to Medtronic, a large portion of which was in support of its worldwide inventory building and physician training. Medtronic has advised us of its intent to begin to assemble the LVLDS kits in its own facility beginning in the second quarter of 2002. We are currently in discussions with Medtronic regarding an expanded long-term supply relationship covering current and future products, including slitters and other components that would be included in the LVLDS kits.

In August 2000, we announced the signing of an agreement with Med-Design Corporation for the right to manufacture and distribute Med-Design's center-line retractable Safety Seldinger Introducer Needle (the "Safety Needle") exclusively in the venous access market and, in September 2001, amended the agreement to gain exclusive rights to the arterial access market. We will market the Safety Needle initially to our customer base in the venous access market including pacing and port and dialysis applications. We are now exploring distribution channels for the arterial access market. The Safety Needle can be retracted into a protective sheath while still in the patient, greatly reducing the possibility of a needle stick after the needle has been in contact with a patient's blood. There are estimated to be over 1,000,000 accidental needle sticks in the United States each year, and with the risk of acquiring a blood borne disease such as the HIV virus, these needle sticks have received significant attention. In the last several years the Federal Occupational Safety and Health Administration ("OSHA") has recommended the use of safety needles for medical personnel. On November 6, 2000 the President signed the Needlestick Safety and Prevention Act (the "Act"). The Act directed OSHA to revise its Bloodborne Pathogens Standard to set forth in greater detail and make more specific OSHA's requirement for employers to identify, evaluate and implement safer medical devices. The Act also mandated additional requirements for maintaining a sharps injury log and for the involvement of non-managerial healthcare workers in evaluating and choosing medical devices. After adoption of the Act, OSHA began an outreach and education effort on the requirements of the Act. Effective as of April 18, 2001, OSHA promulgated the revised Bloodborne Pathogens Standard as required by the Act. In addition to the Act, at least sixteen states have adopted safety needle legislation.


MARKETS AND MARKETING
We estimate that there are approximately 3,000,000 central venous and peripheral access procedures performed worldwide each year in which venous vessel introducers are used. Because the majority of vessel introducers are sold in combination with the sale of infusion catheters, implantable ports or pacing leads, we determined that it would be advantageous to enter into distribution agreements with medical device manufacturers that could market our vessel introducer with their catheters, implantable ports or pacing leads. Accordingly, we have entered into agreements with Medtronic, Inc. and with Bard Access Systems, a subsidiary of C. R. Bard, Inc., for the inclusion of our introducers into kits sold in their respective markets.

Medtronic, which we believe has the largest worldwide market share of pacing leads, is currently purchasing sterilized introducer kits, which include a syringe, hypodermic needle and guide wire, as well as the vessel introducer, packaged by us in boxes designed by Medtronic. Medtronic markets our vessel introducer with the slitting device worldwide under its own trade name, "SOLO-TRAK(TM)". Medtronic has indicated that approximately 35% of its introducer sales consist of SOLO-TRAK, and the remainder of the sales are peelable introducers. We also manufacture and package a peelable introducer in similar kits for Medtronic.

Our distribution agreement with Medtronic was executed in May 1991, and amended in August 1994, August 1995 and again in August 1996. Under the terms of the agreement, as amended, Medtronic is obligated to purchase certain specified annual quantities of both slitter introducers and peelable introducers in order to retain exclusive rights for the slitter introducer in the pacing lead market. The agreement has an indefinite term, but Medtronic may terminate the agreement any time, upon 180 days prior written notice.

In April 2000 we signed an agreement with Bard Access Systems, the largest user of venous introducers in the world, to become its primary introducer supplier. During 2001, we completed initial shipments of a complete line of venous introducers and as of the end of 2001 were shipping Bard the full complement of product.

For the years ended December 31, 2001 and 2000, Medtronic accounted for 76% and 81% of sales from continuing operations. The loss of Medtronic as a customer would have a material adverse effect on us. Although sales to Bard were less than 10% of sales from continuing operations in 2001, we anticipate that sales to Bard will increase during 2002 due to the recently signed supply agreement.

In 2001, Medtronic received FDA approval to begin marketing its InSync(TM) Cardiac Resynchronization Therapy (the "InSync"), a device designed to treat moderate to severe heart failure in patients with ventricular dysynchrony (a time delay between the heart's two lower chambers). As a result, we received a significant number of orders for the left ventrical lead delivery system, the procedural kit necessary to gain access to the left side of the heart. While we currently manufacture a kit that suits the needs of Medtronic, Medtronic has advised us of its intent to begin to assemble the LVLDS kits in its own facility during the second quarter of 2002. We are currently in discussions with Medtronic with regard to an expanded long-term supply relationship covering current and future products, including slitters and other components that would be included in the LVLDS kits.

There are approximately 3 million needles used each year in venous access procedures and another 7-10 million used in arterial access procedures. In the venous markets, needles are typically included in a kit with the other components necessary to conduct a procedure. Thus we believe our current OEM strategy for introducers is a logical distribution method for the safety needle.

In the arterial market, needles are typically sold in individual sterile packages. We are currently exploring a variety of distribution options for this market including independent distributors, OEM relationships and partnerships with existing needle and other medical supply companies.


MANUFACTURING
Vessel introducers manufactured by us are either packaged in a "kit" with other components, as is the case with Medtronic, or sold as a component set consisting of a sheath, dilator and slitter for our proprietary introducer, or a sheath and dilator if the customer orders a peelable introducer. The sheath and dilator for our proprietary introducer and the peelable introducer are manufactured from plastic tubing that is acquired from outside sources and fabricated by us, while the slitter is injection molded by us. We have designed and constructed a number of pieces of production and packaging equipment and have purchased the remainder from outside sources. The vessel introducer kits are packaged in our clean room facility. We presently obtain several components, raw materials and sterilization services from sole suppliers, but believe that all components, raw materials and sterilization services are readily available from several sources. Although Medtronic has the right to approve suppliers, we believe any one of these alternative sources would be acceptable.

We currently manufacture, assemble and package the LVLDS kits purchased by Medtronic. The guide catheters, which are the most costly component in the kit, are purchased from an outside source approved by Medtronic. The removal technique utilizes the Company's proprietary slitter. We believe that all of the components utilized in this kit are available from a variety of sources. Medtronic has advised us of its intent to begin to assemble the LVLDS kits in its own facility during the second quarter of 2002. We are currently in discussions with Medtronic regarding an expanded long-term supply relationship covering current and future products, including slitters and other components that would be included in the LVLDS kits.

We purchase raw needles from an outside source for the manufacture of the Safety Needle. We engaged a high-volume plastics manufacturer to produce the components of the Safety Needle and we assemble the Safety Needle in our own clean room using fixtures developed by us.

In January 2002, we signed an agreement with a nationally recognized automated equipment manufacturer to develop an automated system for assembly of the needle at a cost of approximately $1.5 million. We anticipate the system will be operational in the third quarter of 2002 and will provide capacity to manufacture up to 10,000,000 needles per year.


COMPETITION
Our vessel introducers compete with other vessel introducers, all of which utilize the peel-away method. We believe that the four major competitors in the venous vessel introducer market are Cook Incorporated, Bloomington, Indiana; Daig Corporation, Minnetonka, Minnesota (owned by St. Jude Medical, Saint Paul, Minnesota); B. Braun of America Company, Allentown, Pennsylvania; and TFX Medical, a subsidiary of Teleflex Incorporated, Jaffrey, New Hampshire. Daig, B. Braun and TFX Medical market their vessel introducers primarily by establishing distribution arrangements with existing companies in the medical field, which is the same strategy that we follow. Cook markets a variety of vessel introducer kits through distributors and with a direct sales force. Each of these competitors has significantly greater financial, personnel and other resources than we do.

While there are many needle manufactures in the United States, we believe we are the only company that has an FDA-approved device for guidewire introducer applications in the venous and arterial access markets that meets the requirements of the Needlestick Safety and Protection Act.


RESEARCH & DEVELOPMENT
Over the past year, we have significantly increased our product development activities in order to broaden and improve our venous vessel introducer product offering and to expand our customer base. We believe that with the trend towards less invasive surgical procedures, there will be increasing demand for vessel introducers and delivery systems. We intend to increase our research and development spending in 2002 as we work on development of a next generation safety introducer needle product for an early 2003 release, as well as a number of introducer enhancements. There can be no assurance that our development efforts will result in additional revenue. Although we have utilized outside specialists on a contract basis and expect to continue to do so, our research and development activities have been coordinated primarily by our employees. For years ended December 31, 2001 and 2000, we expended $1,157,623 and $604,999, respectively, on research and development activities directly related to introducer, safety needle and delivery system products.


CONTRACT MANUFACTURING
Since October 1985, we have performed contract manufacturing services for a variety of medical device companies in the Minneapolis and Saint Paul, Minnesota metropolitan area, and currently manufacture four medical products for one company and one medical product for another company. For the years ended December 31, 2001 and 2000, contract manufacturing revenues were approximately 5% and 12%, respectively, of sales from continuing operations. We expect contract manufacturing revenues for 2002 to be less than 10% of our overall revenue.


GOVERNMENT REGULATION
The medical devices manufactured and marketed by us are subject to regulation by the FDA and, in some instances, by state and foreign authorities. Pursuant to the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, medical devices intended for human use are classified into three categories (Classes I, II and III), depending upon the degree of regulatory control to which they will be subject. Our introducer products are considered Class II devices.

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

As a manufacturer of medical devices, we are also subject to certain other FDA regulations, and our manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with Good Manufacturing Practices regulations. We believe that our manufacturing and quality control procedures substantially conform to the requirements of FDA regulations. In addition, our sales and marketing practices are subject to regulation by the United States Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

Our devices may also be subject to regulation in foreign countries, including ISO 9001 certification, in order to conduct business in the European Community. Medtronic, Bard Access and any other entity with which we would develop a distribution relationship, are responsible for obtaining approval from the foreign countries in which they desire to sell the vessel introducers manufactured by us. On March 11, 1999, we received our ISO 9001 certification and also received an EC certificate, allowing us to CE Mark our products for sale in Europe. Depending upon the distribution relationships established in countries outside the European Community, we may be responsible for obtaining approval to sell in those countries.

INTELLECTUAL PROPERTY
We have made and continue to make, when appropriate, efforts to obtain patents, including additional patent protection on existing products. Certain aspects of the vessel introducer are the subject of United States Patent Number 4,997,424, issued on March 5, 1991. The patent has been assigned to us by the inventor, Richard L. Little, our former President and Chief Executive Officer, and expires in the year 2008.

The introducer patent covers a means for attaching a slitter with a recessed blade to a catheter or pacing lead for the purpose of removing a sheath from the catheter or pacing lead. We have received additional patent protection on features of our vessel introducers.

Due to the rapid technological changes experienced in the medical device industry, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.


EMPLOYEES
As of March 18, 2002, we employed 144 persons, consisting of 140 full-time employees and 4 part-time employees.


RISK RELATED TO OUR BUSINESS
The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.


WE HAVE ONE MAJOR CUSTOMER
Medtronic accounted for approximately 76% and 81% of our total sales from continuing operations in 2001 and 2000, respectively. Moreover, although we are trying to diversify our customer base, we anticipate that our expected near-term future growth in sales will be tied in part to Medtronic's sales of its existing products, as well as new products incorporating our products as components. Any action by Medtronic to discontinue any of its products that incorporate our products, to redesign or change the technical requirements for its products so that our products would not meet those requirements, or to engage another distributor to provide components similar to our products or to otherwise limit or discontinue its purchases from us would have a material adverse impact on sales of our products and, consequently, our financial results. Similarly, if sales of Medtronic's products that incorporate our products as components decreased or if Medtronic did not develop new products incorporating our products as components, future sales of our products to Medtronic and our results of operations would be adversely affected. The loss of Medtronic as a customer or a decrease in sales to Medtronic would have a material adverse affect on our business. As noted above under "Markets and Marketing", Medtronic has advised us of its intent to begin to assemble the LVLDS kits in its own facility beginning in the second quarter of 2002. We are currently in discussions with Medtronic regarding an expanded long-term supply relationship covering current and future products, including slitters and other components that would be included in the LVLDS kits.


WE DEPEND UPON THE SAFETY NEEDLE LICENSING AGREEMENT AND SUCCESSFUL INTRODUCTION OF THE SAFETY NEEDLE
A significant element of our growth strategy is focused on successfully manufacturing and marketing the Safety Needle licensed from Med-Design Corporation. We currently have the exclusive right to make, use and sell Med-Design Corporation's center-line retractable Safety Needle in the venous market, in the arterial access market and other related fields. Under the terms of the License Agreement, we must sell designated quantities of product each year to retain exclusive rights to the technology and must pay as much as 20 percent of our revenues to Med-Design as royalties. There is no assurance that we can manufacture the Safety Needle at a cost, or sell the Safety Needle at a price, that will result in an acceptable rate of return for us. In order to sell enough Safety Needles to retain our license, we must develop customers in the arterial market, a market in which we currently have no customers and no marketing experience. There is no assurance that we can successfully penetrate the arterial market. We have agreed to purchase $1.5 million of manufacturing equipment to automate the manufacture of Safety Needles. If we fail to penetrate and achieve significant sales of Safety Needles, or if we lost our ability to market and sell the Safety Needle, our future prospectus would be materially adversely affected.

WE MAY NEED ADDITIONAL CAPITAL.
We received payments totaling $4,195,576 in 2001 from the sale of the Gynecology Division and used $1,551,047 of these funds to pay off our bank line of credit and closed the line of credit. We had $5,350,477 in cash and cash equivalents remaining as of December 31, 2001. We also established a new $2,000,000 line of credit with the bank with a lower rate of interest that expires on August 1, 2002. While we believe that we have sufficient cash to fund our planned operations, there is no assurance that we will not need additional capital in the future to fund our operations. Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.


WE HAVE ONLY ATTAINED PROFITABILITY RECENTLY
We became public in 1991 and incurred losses in each of the years since that date until the year ended December 31, 2000. For the year ended December 31, 2000, we reported net income of $161,918 and for the year ended December 30, 2001, we reported net income of $6,619,763, consisting of $3,541,141 from continuing operations, which includes a one-time income tax benefit of $923,000 resulting from the elimination of the valuation allowance on deferred tax assets, $182,012 from discontinued operations and $2,896,610 from the sale of the Gynecology Division. While the remaining percutaneous delivery product business has been profitable over the past several years, there is no assurance that we will be able to maintain profitable operations in the future.


OUR BUSINESS IS HEAVILY REGULATED BY THE GOVERNMENT
The medical products that we sell and propose to sell are subject to regulation by the FDA and by comparable agencies in certain states and foreign countries. The process of complying with requirements of the FDA and other agencies can be costly and time consuming. We have received clearance to market our vessel introducer products by the FDA, as well as the Safety Needle. There is no assurance that any future additional clearance can be obtained. In addition, once obtained, these clearances are subject to review, and later discovery of previous unknown problems may result in restrictions on the marketing of a product or withdrawal of the product from the market. We are also subject to certain FDA regulations governing manufacturing practices, packaging and labeling.


WE DEPEND ON PATENTS AND PROPRIETARY TECHNOLOGY
Our success may depend on our ability to obtain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. Patents covering certain aspects of our vessel introducer were first issued by the United States Patent and Trademark Office in March 1991. In addition, we have applied for patent protection on additional aspects of the vessel introducer. There can be no assurance that any future patent protection will be granted, that the scope of any patent protection will exclude competitors or that any of our patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. We also rely upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent trade secrets or otherwise gain access to our proprietary technology.


WE DEPEND ON OUR KEY PERSONNEL
Failure to attract and retain skilled personnel could hinder our research and development and manufacturing efforts. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial and technical personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon our efforts and thereby materially harm our business and financial condition.


WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE
We are faced with intense competition and rapid technological and industry change and, if our competitors' existing products or new products are more effective or superior to our products, the commercial opportunity for our products will be reduced or eliminated. We face intense competition from other device manufacturers. Many of our competitors are significantly larger than us and have greater financial, technical, research, marketing, sales, distribution and other resources than we have. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval, and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner. The medical device industry is generally characterized by rapid technological change, changing customer needs, and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations.


WE RISK PRODUCT LIABILITY CLAIMS AND PRODUCT RECALL
The manufacture and sale of medical products entails significant risk of product liability claims or product recalls. Our existing insurance coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the clinical trials or sales of our products. We may require increased product liability coverage as our products are commercialized. Insurance is expensive and may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our products, could have a significant negative effect on our business and financial condition. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.


WE HAVE LIMITED SOURCES OF SUPPLY FOR OUR PRODUCTS
We currently purchase, and will in the future purchase, components and raw materials from outside vendors. Although we have identified alternative suppliers for key components and raw materials, at the present time we generally use one source of supply for each component and raw material. Each supplier of raw material for our vessel introducer is subject to the approval of Medtronic, and future customers may have a right of approval as well. At present, all of our suppliers have been approved by Medtronic. Should a key supplier be unwilling or unable to supply any such component or raw material in a timely manner, or should approval of a proposed supplier be delayed, withheld or withdrawn, we could experience delays in obtaining alternative suppliers which may adversely affect our business.


WE HAVE A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK
As of March 11, 2002, we had 4,706,593 shares of common stock outstanding, of which approximately 95% was available for public trading. The average daily trading volume approximated 47,000 shares per day in 2001. As of March 11, 2002, there were ten investment banking firms making a market in our stock. There can be no assurance that an active market will exist for our shares, or that our shares could be sold without a significant negative impact on the publicly quoted price per share.


OUR FUTURE OPERATING RESULTS MAY FLUCTUATE
If our revenue declines in a quarter from the revenue in the previous quarter our earnings will likely decrease because many of our expenses are relatively fixed. In particular, research and development, marketing and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, due to a decrease or shortfall in revenue or for some other reason, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.


ITEM 2.   DESCRIPTION OF PROPERTY
Our administrative, manufacturing and research and development facilities, consisting of approximately 31,337 square feet, are located at 15301 Highway 55 West, Plymouth, Minnesota 55447. We lease these facilities pursuant to a five-year lease that commenced on August 1, 2000 and expires July 31, 2005. The lease provides for up to three one-year extensions that are automatic if we do not give a six-month notice of evacuation. The lease calls for rent payments of $20,716 per month, which includes base rent, a portion of the common area maintenance expenses and real estate taxes. The base rent can increase yearly based on the consumer price index.


ITEM 3.   LEGAL PROCEEDINGS
None


ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
Our common stock has been traded on the SmallCap System of the Nasdaq Stock Market(SM) under the symbol MEDM since September 1991. The table below shows the high and low closing sales prices for the quarters indicated.

               ------------------------- ------------------------- ------------------------- -------------------------
                    FIRST QUARTER             SECOND QUARTER            THIRD QUARTER             FOURTH QUARTER
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
YEAR               LOW         HIGH          LOW         HIGH          LOW         HIGH          LOW         HIGH
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
2000              1.500        4.000        1.750        2.625        2.000        4.438         3.313        5.813
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
2001              3.438        5.125        3.500       10.150        9.160       18.910        14.15        18.89
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------

As of March 18, 2002, we had approximately 170 record holders and 1,850 beneficial holders of our common stock. We have not paid cash dividends in the past and do not expect to do so in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At the beginning of 2001,we were operating in two distinct operating segments:
The PDS Division and the Gynecology Division. On April 25, 2001, we sold the Gynecology Division to CooperSurgical, Inc. for approximately $4,700,000. As a result, we have reported the results of the Gynecology Division as discontinued operations for 2001 and 2000.

Total revenues from continuing operations were $13,647,667 for 2001 compared to $7,398,793 for 2000, representing an 84.5% increase. Sales of vessel introducers and delivery systems were $12,700,011 for 2001, compared to $6,477,302 for 2000, representing a 96.1% increase. This increase was due to several factors. First, sales of Left Ventricle Lead Delivery Systems (LVLDS) to Medtronic, Inc. increased to nearly $4,500,000 in 2001 compared to approximately $1,000,000 in 2000 in support of Medtronic's clinical trials and market release of Medtronic's InSync(TM) Cardiac Resynchronization Therapy (the "InSync"), a device designed to treat moderate to severe heart failure in patients with ventricular dysynchrony (a time delay between the heart's two lower chambers). The Food and Drug Administration (FDA) formally approved Medtronic's InSync device in August 2001. This approval triggered an inventory building effort by Medtronic in support of its United States launch of the product. Medtronic has advised us that it will begin to assemble the LVLDS kits in its own facility during the second quarter of 2002, but will continue to purchase several components, including slitters, from us for these kits. We are currently in discussions with Medtronic regarding an expanded long-term supply relationship covering current and future products, including slitters and other components that would be included in the LVLDS kits.

Second, sales of existing products to Medtronic as well as sales to new customers, particularly Bard Access Systems, increased approximately $2,635,000 during the comparable periods. We were selling introducers at the rate of 400,000 units annually in 2000 compared to a run rate of 1,000,000 units annually at the end of 2001. The agreement with Bard Access Systems to become its primary introducer supplier was the most significant factor in the increase in introducer volume. We expect introducer sales to remain strong for the year 2002 as we continue to ship orders to our new customer base.
We recently received clearance from the FDA to begin marketing our guidewire introducer Safety Needle, which included technology licensed from Med-Design Corporation. The first shipments of the Safety Needle were made in September 2001 and we shipped a total of $87,000 worth of safety needles in 2001. We expect to see sales of this product accelerate in 2002.

Contract manufacturing sales were $738,127 for 2001, compared to $878,858 for 2000, representing a 16.0% decrease. This decrease was primarily due to our largest customer decreasing its orders because of its excess inventory on hand for the majority of the year. We expect sales from this customer to increase in 2002. Other sales, which include freight charges to customers and engineering services, totaled $209,529 for 2001, compared to $42,633 for 2000.

Total gross profit increased from $3,767,122 for 2000, to $6,604,768 for 2001, representing a 75.3% increase. Total gross profit as a percent of sales dropped from 50.9% to 48.4% between comparable periods. We expected a decrease in gross margin percentages due to building additional infrastructure for new business and we expect our gross profit percentage to remain lower over the next several quarters as we continue to ramp up production of our Safety Needle product, continue to strengthen our infrastructure and begin amortizing the investment in the amended Development and Licensing Agreement for the Safety Needle to gain access to the arterial market.

Total research and development expenditures were $1,157,623 or 8.5% of sales for 2001, compared to $604,999 or 8.2% of sales for 2000. This increase was primarily due to two factors. First, we increased our engineering staff in order to handle new projects for Medtronic, as well as to develop new introducer product concepts. Second, we have been paying a fee to Med-Design Corporation for the development of the Safety Needle and the next generation safety introducer. We expect research and development expenditures to increase as a percentage of sales in the first two quarters of 2002 while we complete certain validation activities on new products and then to return to percentage levels consistent with those seen in 2001.

Selling expenses increased from $197,918 for 2000 to $351,303 for 2001. Increased commission expense and additional spending on attending trade shows, printing brochures and booth graphics attributed to this increase.

General and administrative expenses increased from $1,268,774 for 2000 to $1,609,057 for 2001. This increase was primarily due to increased spending on salaries, amortization of leasehold improvements, investor relations activities, development of our new web site, legal costs associated with registering our stock option plans and increased rent costs associated with the additional space added to the facility in the third quarter of 2000. Interest income increased $35,692 and interest expense decreased $67,775 during the comparable periods. This was due to utilizing the cash from the sale of the Gynecology Division to pay off our line of credit and investing the excess cash to earn additional interest income.

On April 25, 2001, we completed the sale of our Gynecology Division to CooperSurgical, Inc. recognizing a gain of $2,896,610. Sales from this division decreased by approximately $809,000 or 23% in 2001 to approximately $2.7 million compared to $3.6 million in 2000, primarily as a result of our decision to sell this division. As part of the agreement, we continued to manufacture catheters and monitors for CooperSurgical until December 2001, at which time the manufacturing responsibilities were transferred to them. Approximately $1.7 million of sales and $200,000 of income were recognized by us under this agreement during 2001 and are included in the results from discontinued operations.

At the beginning of 2001, we had approximately $5,900,000 of net operating tax loss carry-forwards ("NOL's") and research and development tax credits. During the course of 2001, the NOL's were substantially utilized to offset income from continuing and discontinued operations as well as offsetting the gain on the sale of the Gynecology Division. Upon the sale of the Gynecology Division in April 2001, it became highly probable that the remaining NOL's would be subsequently realized. Therefore, we recorded a one-time income benefit of $923,000 in the second quarter resulting from the elimination of the valuation allowance on the remaining deferred tax assets. Beginning in the third quarter of 2001, our quarterly financial statements reflect an effective tax rate of 38 percent.

As a result, we had net income of $6,619,763, consisting of $3,541,141 from continuing operations, which includes a one-time income tax benefit of $923,000 resulting from the elimination of the valuation allowance on deferred tax assets, $182,012 from discontinued operations and $2,896,610 from the sale of the Gynecology Division. Our earnings per share were $1.43 per fully diluted share for 2001, compared to net income of $161,918 or $.04 per fully diluted share for 2000.

Because we began recognizing income tax expense in the third quarter of 2001 but did not record income tax expense in prior quarters due to the offsetting losses in the Gynecology Division, a more meaningful comparison of our results from continuing operations would be to apply to previous quarters an income tax expense consistent with the rate used in the second half of 2001. Ignoring the effects of the income tax benefit, the income from discontinued operations and the gain from disposal of discontinued segment, the results on a quarterly pro forma basis would have been as follows, assuming a 38% tax rate:


                PRO FORMA SUMMARIZED INCOME STATEMENT INFORMATION
 REFLECTING INCOME FROM CONTINUING OPERATIONS AFTER TAX UTILIZING A 38% TAX RATE

                                                      2000
                                             03/31/00      06/30/00       09/30/00       12/31/00         TOTALS
                                       --------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS           $ 373,286     $ 386,721      $ 431,865      $ 387,873    $ 1,579,745
   Income tax expense (38%)                  (141,849)     (146,954)      (164,109)      (147,392)      (600,304)
-----------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                        $ 231,437     $ 239,767      $ 267,756      $ 240,481      $ 979,441
-----------------------------------------------------------------------------------------------------------------

PRO FORMA EPS-DILUTED (1)                       $0.06         $0.06          $0.06          $0.05          $0.22

Wtd Avg Shares Outstanding-Diluted          4,195,000(2)  4,274,441      4,402,895      4,425,000(2)   4,386,964


                                                      2001

                                             03/31/01      06/30/01       09/30/01       12/31/01         TOTALS
                                       --------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS           $ 479,443     $ 725,063    $ 1,017,971    $ 1,264,293    $ 3,486,770
   Income tax expense (38%)                  (182,188)     (275,524)      (386,829)      (480,431)    (1,324,972)
-----------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                        $ 297,255     $ 449,539      $ 631,142      $ 783,862    $ 2,161,798
-----------------------------------------------------------------------------------------------------------------

PRO FORMA EPS-DILUTED (1)                       $0.07         $0.10          $0.13          $0.16          $0.47

Wtd Avg Shares Outstanding-Diluted          4,448,275     4,557,154      4,765,987      4,860,406      4,625,647

(1) Quarterly EPS numbers do not add up to EPS for the year due to differences Tin weighted average shares outstanding.
(2) The weighted average shares outstanding for the quarters ended 3/31/00 and 12/31/00 were estimated because the Company recorded a net loss during those periods and did not report fully diluted earnings per share.


LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2001, we had unrestricted cash and cash equivalents of $5,350,477, compared to $1,007,149 as of December 31, 2000. Net cash provided by operating activities for the year ended December 31, 2001 was $2,814,661, consisting of net income of $6,619,763, adjusted for non-cash items of depreciation and amortization of $422,757, plus warrants issued for compensation of $1,503, minus both the gain on the sale of the Gynecology Division of $2,896,610 and the net change in the deferred tax asset of $175,000, plus a net change in operating assets and liabilities of the disposed segment of $187,229, less a net change in operating assets and liabilities from our continuing business of $1,344,981.

Net cash provided by investing activities for the year ended December 31, 2001 was $1,475,889. Equipment was purchased totaling $1,632,511 and we had additions to patent rights totaling $39,698 during the period. We also paid $1,000,000 to Med Design to acquire license rights and incurred transaction costs related to acquiring those rights totaling $47,478. This was offset by net cash received from the sale of the Gynecology Division totaling $4,195,576.

Net cash provided by financing activities for the year ended December 31, 2001 was $52,778. We made principal debt payments of $78,817 and paid off our line of credit totaling $1,551,047. This was offset by proceeds from option and warrant exercises of $1,682,642.

On December 31, 2001 we had 108,479 warrants outstanding with an exercise price of $5.61 per share, expiring on January 20, 2002. As of January 20, 2002, 88,426 of these warrants were exercised, netting us an additional $496,070 in cash that was not reflected in the December 31, 2001 balance sheet. The remaining 20,053 warrants expired on that date.

On July 31, 2001, we secured a new $2,000,000 line of credit with a financial institution. The agreement calls for interest at the financial institution's base rate with no minimum interest due. The agreement expires on August 1, 2002, if not renewed. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. The agreement also contains certain financial covenants, including minimum profitability and a maximum liabilities to net worth ratio. We had no outstanding borrowings under the new agreement at December 31, 2001.

As of December 31, 2001, our current assets exceeded current liabilities by $7,644,968, with a current ratio of 5.3 to 1, compared to working capital of $1,803,957 or a current ratio of 1.7 to 1 as of December 31, 2000. Accounts receivable increased by $736,115 from $1,146,635 as of December 31, 2000 to $1,882,750 as of December 31, 2001. This increase was primarily due to higher sales levels in 2001 over 2000. Receivables, as a percentage of sales, decreased between the periods. Inventory increased $1,188,647 and accounts payable increased $384,032 during the comparable periods, primarily in support of our increased sales. Finally, notes payable to bank of $1,551,047 as of December 31, 2000 were paid off using the proceeds from the sale of the Gynecology Division.

A summary of our contractual cash obligations at December 31, 2001 is as follows:

                                    -----------------------------------------------------------------------------------
                                                                  PAYMENTS DUE BY PERIOD
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
CONTRACTUAL OBLIGATIONS                  TOTAL          2002          2003          2004          2005          2006
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Long-term debt, including interest      $350,000      $105,000       $85,000       $85,000       $70,000        $5,000
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating leases                         623,000       178,000       174,000       171,000       100,000             0
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Purchase agreement for
manufacturing equipment                1,500,000     1,500,000             0             0             0             0
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
TOTAL CONTRACTUAL CASH OBLIGATIONS    $2,473,000    $1,783,000      $259,000      $256,000      $170,000        $5,000
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

We also have a commercial commitment as described below:

------------------------------- ---------------------------- ---------------------------- ----------------------------
 OTHER COMMERCIAL COMMITMENT      TOTAL AMOUNT COMMITTED       OUTSTANDING AT 12/31/01        DATE OF EXPIRATION
------------------------------- ---------------------------- ---------------------------- ----------------------------
        Line of credit                  $2,000,000                       $0                     August 1, 2002
------------------------------- ---------------------------- ---------------------------- ----------------------------

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2002.


CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, license agreement and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $22,000 should be adequate for any exposure to loss in our December 31, 2001 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe the reserve of $91,000 is adequate. We depreciate our property and equipment and license agreement over their estimated useful lives and we have not identified any items that are impaired.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2001, FAS 141, BUSINESS COMBINATIONS, and FAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. We do not believe that the adoption of these pronouncements, including the effect on the license agreement disclosed (see
Note 12), will have a material effect on our financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

In September 2001, the FASB issued Statement 143, ASSET RETIREMENT OBLIGATIONS. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for our fiscal year ending December 2003. We do not believe that the adoption of this pronouncement will have a material effect on our financial statements.

In August 2001, the FASB issued Statement 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for our fiscal year ending December 2002. We do not believe that the adoption of this pronouncement will have a material effect on our financial statements.


CAUTION REGARDING FORWARD-LOOKING STATEMENTS
Statements included in this Annual Report on Form 10-KSB, in the letter to shareholders, in our quarterly reports, in future filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in this Annual Report on Form 10-KSB, in our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 16, 2001, as amended and other recent filings with the Securities and Exchange Commission. Additional factors that could cause results to differ materially are: our dependence upon a limited number of key customers for our revenue, including 76% of sales from continuing operations in 2001 with one customer; our dependence upon licensing agreements with third parties for the technology underlying some of our products, especially the safety needle; successful implementation of our Safety Needle production ramp-up schedule; attracting and retaining key personnel; lack of market acceptance of our products, especially the Safety Needle; introduction of competitive products; patent and government regulatory matters; economic conditions; and the ability to raise capital. All such forward-looking statements, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7.   FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Medamicus, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Medamicus, Inc., as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medamicus, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                       McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 18, 2002

                                 BALANCE SHEETS

                                                                    DECEMBER 31, 2001     DECEMBER 31, 2000
                                                                 ===========================================
ASSETS (NOTE 6)
CURRENT ASSETS:
     Cash and cash equivalents                                           $  5,350,477          $  1,007,149
     Accounts receivable, less allowance for doubtful accounts of
        $22,000 and $15,000, respectively (Notes 3,9)                       1,882,750             1,146,635
     Inventories, less obsolescence reserve of $91,000 and
        $40,000, respectively (Note 2)                                      1,965,241               776,594
     Prepaid expenses and other assets                                         41,906                23,643
     Deferred income taxes (Note 5)                                           175,000                     0
     Assets of disposed segment (Note 3)                                            0             1,563,916
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                        9,415,374             4,517,937
------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT: (NOTE 7)
     Equipment                                                              2,937,334             1,506,418
     Office furniture, fixtures and computers                                 674,854               522,952
     Leasehold improvements                                                   924,243               692,260
------------------------------------------------------------------------------------------------------------
                                                                            4,536,431             2,721,630
     Less accumulated depreciation and amortization                        (2,126,558)           (1,744,460)
------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                  2,409,873               977,170
------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   License agreement at cost, net of accumulated amortization of
     $41,668 and $0, respectively (Note 12)                                 2,005,810                     0
   Patent rights, net of accumulated amortization of
     $59,982 and $49,109, respectively                                         94,750                65,925
------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                          2,100,560                65,925
------------------------------------------------------------------------------------------------------------
============================================================================================================
TOTAL ASSETS                                                             $ 13,925,807          $  5,561,032
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank (Note 6)                                       $          0          $  1,551,047
     Accounts payable                                                         820,682               436,650
     Accrued expenses (Note 4)                                                791,091               657,234
     Income taxes payable (Note 5)                                             80,155                     0
     Current installments of capital lease obligations (Note 7)                78,478                57,938
     Liabilites of disposed segment (Note 3)                                        0                11,111
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   1,770,406             2,713,980
------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments (Note 7)            219,290               214,849

------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           1,989,696             2,928,829
------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 7,10,12,13)

SHAREHOLDERS' EQUITY: (NOTE 8)
     Preferred stock-undesignated, authorized 1,000,000 shares                      0                     0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued
        and outstanding 4,601,567 and 4,164,599 shares, respectively           46,016                41,646
     Additional paid-in capital                                            11,328,818             8,649,043
     Retained earnings (accumulated deficit)                                  561,277            (6,058,486)
------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                 11,936,111             2,632,203
------------------------------------------------------------------------------------------------------------
============================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 13,925,807          $  5,561,032
============================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                                     2001            2000
==================================================================================================
Net sales (Note 9)                                                   $ 13,647,667    $  7,398,793
Cost of sales (Note 11)                                                 7,042,899       3,631,671
--------------------------------------------------------------------------------------------------
GROSS PROFIT                                                            6,604,768       3,767,122
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                           1,157,623         604,999
     Selling, general and administrative                                1,960,360       1,466,692
--------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                3,117,983       2,071,691
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        3,486,785       1,695,431
--------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                     (77,976)       (145,751)
     Interest income                                                       85,800          50,108
     Other                                                                 (7,839)        (20,043)
--------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                           (15)       (115,686)
--------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   3,486,770       1,579,745
     Income tax benefit (Note 5)                                           54,371               0
--------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                       3,541,141       1,579,745
--------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (NOTES 3,5,11)
     Income (loss) from operations of discontinued segment,
       net of tax                                                         182,012      (1,417,827)
     Gain from disposal of discontinued segment                         2,896,610               0
--------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                              3,078,622      (1,417,827)
--------------------------------------------------------------------------------------------------

==================================================================================================
NET INCOME                                                           $  6,619,763    $    161,918
==================================================================================================

EARNINGS PER SHARE:

     BASIC
          Income from continuing operations                          $       0.83    $       0.38
          Income (loss) from discontinued operations                         0.72           (0.34)
==================================================================================================
          NET INCOME                                                 $       1.55    $       0.04
==================================================================================================

     DILUTED
          Income from continuing operations                          $       0.77    $       0.36
          Income (loss) from discontinued operations                         0.66           (0.32)
==================================================================================================
          NET INCOME                                                 $       1.43    $       0.04
==================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING:
     Basic                                                              4,275,440       4,164,599
     Diluted                                                            4,625,647       4,386,964

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Retained
                                                       Common Stock        Additional    Earnings
                                                -------------------------   Paid-In    (Accumulated
YEARS ENDED DECEMBER 31, 2001 AND 2000              Shares       Amount     Capital      Deficit)        Total
=================================================================================================================
BALANCES AT DECEMBER 31, 1999                     4,114,774  $    41,148  $ 8,578,117  $(6,220,404)  $ 2,398,861
Options exercised (Note 8)                           49,825          498       69,042            0        69,540
Warrants issued to consultant for services                0            0        1,884            0         1,884
Net income for the year ended December 31, 2000           0            0            0      161,918       161,918
=================================================================================================================
BALANCES AT DECEMBER 31, 2000                     4,164,599  $    41,646  $ 8,649,043  $(6,058,486)  $ 2,632,203
Options exercised (Note 8)                          101,024        1,011      178,617            0       179,628
Warrants exercised (Note 8)                         267,917        2,679    1,500,335            0     1,503,014
Warrants issued to consultant for services                0            0        1,503            0         1,503
Stock issued for license agreement (Note 12)         68,027          680      999,320            0     1,000,000
Net income for the year ended December 31, 2001           0            0            0    6,619,763     6,619,763
=================================================================================================================
BALANCES AT DECEMBER 31, 2001                     4,601,567  $    46,016 $ 11,328,818  $   561,277   $11,936,111
=================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                        2001             2000
                                                                                =================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $ 6,619,763      $   161,918
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Depreciation and amortization                                                 422,757          306,614
          Loss on disposal of equipment                                                       0           32,073
          Warrants issued for compensation                                                1,503            1,884
          Deferred income taxes                                                        (175,000)               0
          Gain on sale of Gynecology Division                                        (2,896,610)               0
          Net change in operating assets & liabilities of
            disposed segment (Note 3)                                                   187,229                0
          Changes in operating assets and liabilities from
            continuing operations:                                                                             0
               Accounts receivable                                                     (736,115)        (443,961)
               Inventories                                                           (1,188,647)         (20,008)
               Prepaid expenses and other assets                                        (18,263)          23,492
               Accounts payable                                                         384,032           53,370
               Accrued expenses                                                         133,857          283,830
               Income taxes payable                                                      80,155                0
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             2,814,661          399,212
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                          (1,632,511)        (685,532)
     Additions to patent rights                                                         (39,698)         (50,689)
     Acquisition of license agreement                                                (1,047,478)               0
     Cash received from sale of Gynecology Division                                   4,195,576                0
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   1,475,889         (736,221)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                    (78,817)         (30,911)
     (Payments) borrowings on note payable to bank                                   (1,551,047)         298,834
     Proceeds from exercise of stock options and warrants                             1,682,642           69,540
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                52,778          337,463
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             4,343,328              454
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          1,007,149        1,006,695
-----------------------------------------------------------------------------------------------------------------

=================================================================================================================
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $ 5,350,477      $ 1,007,149
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                       $    90,404      $   142,513
     Cash paid during the period for income taxes                                   $   112,000      $        --
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred for use of equipment                                   $   103,798      $   234,655
     Property and equipment purchases financed with vendor accounts payable         $        --      $    50,150
     Receivable from sale of Gynecology Division                                    $    95,406      $        --
     Stock issued for license agreement                                             $ 1,000,000      $        --
-----------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

NATURE OF BUSINESS
Medamicus, Inc. is a medical products company that is engaged in the following activities:
o The design, development, manufacture and marketing of medical devices consisting of percutaneous vessel introducers, safety needles and related vascular delivery products.
o The manufacture of medical devices and components for other medical product companies on a contract basis.

On April 25, 2001, the Company completed the sale of its Gynecology Division to CooperSurgical, Inc. recognizing a gain of $2,896,610. As a result, we have reported the results of the Gynecology Division as discontinued operations for 2001 and 2000. As part of the agreement, the Company continued to manufacture catheters and monitors for CooperSurgical until December 2001, at which time the manufacturing responsibilities were transferred to them.


REVENUE RECOGNITION
The Company recognizes revenue upon shipment of the product to the customer, FOB shipping point. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales.


RECENT PRONOUNCEMENTS
In July 2001, FAS 141, BUSINESS COMBINATIONS, and FAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements, including the effect on the license agreement disclosed (see Note 12), will have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

In September 2001, the FASB issued Statement 143, ASSET RETIREMENT OBLIGATIONS. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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


DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that value:
o CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of these instruments.
o NOTES PAYABLE: The fair value of the Company's notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 2001 and 2000, the fair value of the Company's notes payable approximated their carrying value.


CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments, primarily United States money market securities, with an original maturity of three months or less. The Company maintains its cash in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.


INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market.


PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over a period of three to seven years. Leasehold improvements are amortized over the remaining term of the lease. Repair and maintenance costs are charged to operations as incurred.


PATENT RIGHTS AND LICENSE AGREEMENT
Patent rights, which are amortized on a straight-line basis over a five-year period, include costs incurred by the Company to secure patents for technology that the Company has developed. The license agreement, which is amortized on a straight-line basis over a 98 month period, includes exclusive marketing rights of certain technologies developed by Med-Design Corporation. The amortization period reflects the remaining life of Med-Design patents underlying the license agreement.


IMPAIRMENT OF LONG-LIVED ASSETS
The Company periodically reviews long-lived assets to determine any potential impairment. The asset carrying values are compared with the expected future cash flows resulting from their use. The expected future cash flows include cash flows resulting from the asset's disposition. The Company would recognize an impairment loss if an asset's carrying value exceeded its expected future cash flow. To date, management has determined that no impairment of long-lived assets exists.


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

No income tax provision for 2000 has been presented in the Statements of Operations due to the utilization of net operating loss carryforwards for which a valuation allowance had previously been provided (see Note 5).


RESEARCH AND DEVELOPMENT EXPENDITURES
The Company's research and development expenditures are expensed as incurred.


BASIC AND DILUTED NET INCOME PER SHARE
Basic per-share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year. The dilutive effect of these additional shares for the years ended December 31, 2001 and 2000 was to increase the weighted average shares outstanding by 350,207 and 222,365 shares, respectively.

--------------------------------------------------------------------------------
2.  INVENTORIES
--------------------------------------------------------------------------------

INVENTORIES AT DECEMBER 31, 2001 AND 2000 CONSISTED OF THE FOLLOWING:

---------------------------------- --------------------- ---------------------
                                                   2001                  2000
---------------------------------- --------------------- ---------------------
Purchased parts and subassemblies           $ 1,245,457             $ 555,229
Work in process                                 561,011               107,656
Finished goods                                  158,773               237,657
---------------------------------- --------------------- ---------------------
                                            $ 1,965,241             $ 776,594
================================== ===================== =====================


--------------------------------------------------------------------------------
3.  SALE OF GYNECOLOGY DIVISION AND DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

On April 25, 2001, the Company sold the assets of its Gynecology Division to CooperSurgical, Inc. ("Cooper") for $4,700,000. The agreement called for Cooper to pay the Company $3,995,000 on April 25, 2001, $235,000 on July 25, 2001 after verification of the value of the Gynecology Division assets and the remaining $470,000 on April 25, 2002 provided no material claims are identified. The agreement also called for a reduction in the purchase price for the amount by which the value of the actual assets transferred to Cooper was less than $1,400,000. The asset statement presented to Cooper on June 14, 2001 reflected an asset value of $1,365,576 which was $34,424 short of the $1,400,000 required. Therefore, the second payment to the Company was reduced to $200,576. Finally, the agreement called for the Company to continue manufacturing monitors and catheters for Cooper until the end of 2001, at which time Cooper would assume responsibility for manufacturing. Because of this arrangement, a final settlement was made based on the inventory value on April 25, 2001 compared to the value on December 31, 2001. The inventory value on April 25, 2001 was $666,494. The Company shipped the entire remaining inventory to Cooper in December, which totaled $291,900. This resulted in a $374,594 shortfall from the April 25, 2001 balance. Therefore, included in accounts receivable is an amount due from Cooper comprised of the following elements:

Amount due from Cooper                                         $   470,000
Difference in inventory value on December 31, 2001                (374,594)
---------------------------------------------------------------------------
BALANCE DUE                                                    $    95,406
===========================================================================

The Company recognized a gain on the sale summarized as follows:

Gross sales price                                              $ 4,700,000
Net assets sold                                                 (1,365,576)
Transaction costs                                                 (437,814)
---------------------------------------------------------------------------
GAIN ON SALE                                                   $ 2,896,610
===========================================================================

The net assets of the disposed segment at December 31, 2000 were composed of:

Accounts receivable                                            $   526,991
Inventories                                                        650,603
Prepaid expenses                                                    25,780
Property and equipment, net of accumulated depreciation            357,424
Patent rights, net of accumulated amortization                       3,118
Accrued expenses                                                   (11,111)
---------------------------------------------------------------------------
TOTAL NET ASSETS                                               $ 1,552,805
===========================================================================

The net change in assets and liabilities of the disposed segment for the period from December 31, 2000 to April 25, 2001 was composed of the following:

Accounts receivable                                            $   118,769
Inventories                                                        (15,891)
Prepaid expenses                                                    15,925
Property and equipment, net of accumulated depreciation             64,119
Patent rights, net of accumulated amortization                       3,118
Accrued expenses                                                     1,189
---------------------------------------------------------------------------
NET CHANGE                                                     $   187,229
===========================================================================

As a result of this transaction, the Company now operates in one reportable segment. In accordance with generally accepted accounting principles, the financial results for the Gynecology segment are reported as "Discontinued Operations" and the Company's financial results as of and for the year ended December 31, 2000 were reclassified to be consistent with this presentation. Sales for the Gynecology segment for the twelve-month periods ended December 31, 2001 and 2000 were $2,770,872 and $3,580,173, respectively.


--------------------------------------------------------------------------------
4.  ACCRUED EXPENSES
--------------------------------------------------------------------------------

ACCRUED EXPENSES AT DECEMBER 31, 2001 AND 2000 CONSISTED OF THE FOLLOWING:

---------------------------------------------------------------------------
                                              2001                  2000
---------------------------------------------------------------------------
Compensation                             $   592,613           $   387,509
Severance pay                                      0               151,101
Other                                        198,478               118,624
---------------------------------------------------------------------------
                                         $   791,091           $   657,234
===========================================================================


--------------------------------------------------------------------------------
5.  INCOME TAXES
--------------------------------------------------------------------------------

On December 31, 2000, the Company had a valuation allowance that fully offset its deferred tax assets due to the uncertainty surrounding the future realization of such assets. During 2001, in connection with the sale of the Gynecology Division (see Note 3), the Company utilized approximately $3.0 million of the NOL carry-forwards. Immediately after the sale of the Gynecology Division, the Company determined that a high degree of certainty existed that its remaining future income tax benefits would be realized as a result of both the current and future income of its remaining business segment. Accordingly, the valuation allowance on the remaining deferred income tax asset was eliminated in the second quarter to reflect the anticipated net deferred tax asset utilization. As a result of eliminating the valuation allowance, the Company recorded an income tax benefit in the second quarter ended June 30, 2001. This income tax benefit had the effect of reducing 2001 income tax expense by approximately $923,000.

Significant components of the 2001 provision for income taxes are as follows:

---------------------------------------------------------------------------
                                                                     2001
---------------------------------------------------------------------------
CURRENT:
     Federal                                                   $   157,000
     State                                                          35,000
---------------------------------------------------------------------------
Subtotal                                                           192,000
Deferred federal and state tax benefit                            (175,000)
---------------------------------------------------------------------------
NET TAX EXPENSE                                                $    17,000
===========================================================================

The income tax provision (benefit) has been presented in the 2001 statement of operations as follows:

Discontinued operations                                        $    71,371
Continuing operations                                              (54,371)
---------------------------------------------------------------------------
NET TAX EXPENSE                                                $    17,000
===========================================================================

The appropriate deferred tax effect of each type of temporary difference and carry-forward is:

---------------------------------------------------------------------------
DEFERRED TAX ASSETS                          2001                  2000
---------------------------------------------------------------------------
   Net operating loss carry-forwards     $         0           $ 2,113,000
   Depreciation                               20,000               170,000
   Vacation accrual                           30,000                48,000
   Inventory                                  10,000                16,000
   Other                                       5,000                47,000
   Tax credit carry-forwards                 110,000               300,000
---------------------------------------------------------------------------
SUBTOTAL                                 $   175,000           $ 2,694,000
Less valuation allowance                           0            (2,694,000)
---------------------------------------------------------------------------
NET DEFERRED TAX ASSET                   $   175,000           $         0
===========================================================================

The total tax expense differs from the expected tax expense, computed by applying the federal statutory rate to the Company's net income, as follows:

---------------------------------------------------------------------------
                                             2001                  2000
---------------------------------------------------------------------------
Expected income tax expense              $ 2,323,000           $    57,000
Change in valuation allowance               (923,000)                    0
Utilization of NOL carryforwards          (1,403,000)              (49,000)
State income taxes                            40,000                13,000
Income tax credits                           (50,000)              (41,000)
Non-deductible expenses                       30,000                20,000
---------------------------------------------------------------------------
NET TAX EXPENSE                          $    17,000           $         0
===========================================================================

At December 31, 2001, the Company has research and development credit carry-forwards of approximately $110,000 for income tax purposes. These carry-forwards are available to offset future taxable income and related income taxes and begin expiring in 2007.


--------------------------------------------------------------------------------
6.  NOTE PAYABLE TO BANK
--------------------------------------------------------------------------------

In connection with the sale of the Gynecology Division, the Company used certain of the proceeds from the sale to pay off and terminate the line of credit with its bank. On July 31, 2001, a new $2,000,000 line of credit with a financial institution was secured and expires on August 1, 2002, if not renewed. The agreement calls for interest at the financial institution's base rate with no minimum interest due. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of the Company's assets. There are no outstanding borrowings under the new agreement at December 31, 2001. The agreement also contains certain financial covenants, including minimum profitability and a maximum liabilities to net worth ratio.


--------------------------------------------------------------------------------
7.  LEASES
--------------------------------------------------------------------------------

The Company is obligated under capital lease agreements for equipment. Future minimum payments under capital leases are as follows:

---------------------------------------------------------------------------
YEARS ENDING DECEMBER 31,                                          AMOUNT
---------------------------------------------------------------------------
2002                                                            $ 105,275
2003                                                               85,359
2004                                                               85,359
2005                                                               69,499
2006                                                                4,758
---------------------------------------------------------------------------
Total minimum lease payments                                      350,250
Less amounts representing interest imputed at 8.0% to 11.6%        52,482
---------------------------------------------------------------------------
Present value of net minimum lease payments                       297,768
Less current installments                                          78,478
---------------------------------------------------------------------------
                                                                $ 219,290
===========================================================================

Capital leases are secured by the equipment underlying the lease. Equipment under capital leases as of December 31, 2001 and 2000 is as follows:

---------------------------------------------------------------------------
                                                   2001              2000
---------------------------------------------------------------------------
Equipment                                        $433,482         $316,852
Less accumulated depreciation/amortization       (159,837)         (46,201)
---------------------------------------------------------------------------
                                                 $273,645         $270,651
===========================================================================

The Company leases its office and manufacturing facility under an operating lease that expires in July 2005. The Company is currently leasing 31,337 square feet with a monthly base rent of approximately $14,187. The Company also leases certain office equipment under operating leases. Future minimum payments under operating leases are as follows:

---------------------------------------------------------------------------
YEARS ENDING DECEMBER 31,                                          AMOUNT
---------------------------------------------------------------------------
2002                                                             $ 178,436
2003                                                               174,388
2004                                                               170,870
2005                                                                99,309
---------------------------------------------------------------------------
TOTAL MINIMUM LEASE PAYMENTS                                     $ 623,003
===========================================================================

Total rent expense, including operating expenses and real estate taxes, was approximately $235,300 and $195,000 for the years ended December 31, 2001 and 2000, respectively.


--------------------------------------------------------------------------------
8.  SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

WARRANTS
In connection with the 1994 sale of stock through a private placement, the Company issued warrants to purchase 376,396 shares of common stock at an exercise price of $5.61 per share that expire on January 20, 2002. The underlying shares related to these warrants were registered on an S-3 filing with the Securities and Exchange Commission in October 2001. As of December 31, 2001, 267,917 of the warrants had been exercised, leaving a balance of 108,479 outstanding.


STOCK OPTIONS
The Company has four stock option plans: the 1989 Incentive Plan (the "1989 Plan"), the 1991 Non-Qualified Plan, the 1999 Non-Employee Director and Medical Advisory Board Plan and the 1999 Incentive Plan (the "1999 Plan"). Under the four plans, a maximum of 1,200,000 options have been designated for grant at prices not less than 85% of fair market value at date of grant if a non-qualified option, or 100% if an incentive option as defined under the Internal Revenue Code. Options vest over periods ranging from two years to five years and the options expire over periods ranging from six to fifteen years after the date of grant.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's four stock option plans been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been changed to the following pro forma amounts:

---------------------------------------------------------------------------
                                                   2001            2000
---------------------------------------------------------------------------
Net income - as reported                       $ 6,619,763      $  161,918
Net income - pro forma                         $ 6,544,161      $  122,139
Basic net income per share - as reported       $      1.55      $      .04
Basic net income per share - pro forma         $      1.53      $      .03
Diluted net income per share - as reported     $      1.43      $      .04
Diluted net income per share - pro forma       $      1.41      $      .03
---------------------------------------------------------------------------

The above pro forma effects on net income and net income per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000:

---------------------------------------------------------------------------
                                                      2001            2000
---------------------------------------------------------------------------
Expected dividend yield                                  0%              0%
Expected stock price volatility                       57.8%           55.3%
Risk-free interest rate                                4.8%            6.4%
Expected life of options (years)                         5               6
---------------------------------------------------------------------------
Weighted average fair value of options granted      $ 1.93           $ .75
===========================================================================

Additional information relating to all outstanding options as of December 31, 2001 and 2000 is as follows:

                                           ---------------------------------- -----------------------------------
                                                        2001                               2000
                                           ----------------- ---------------- ----------------- -----------------
                                                              WEIGHTED AVG                        WEIGHTED AVG
                                                SHARES       EXERCISE PRICE        SHARES        EXERCISE PRICE
                                           ----------------- ---------------- ----------------- -----------------
Options outstanding, beginning of year          531,700            $1.76           520,175            $1.58
Options granted                                  92,800             6.36           128,500             2.36
Options exercised                              (101,024)            1.83           (49,825)            1.40
Options surrendered                             (94,576)            1.95           (67,150)            1.85
------------------------------------------ ----------------- ---------------- ----------------- -----------------
Options outstanding, end of year                428,900            $2.69           531,700            $1.76
Options available for grant at end of year      358,176                            219,300
------------------------------------------ ----------------- ---------------- ----------------- -----------------
     Total reserved shares                      787,076                            751,000
------------------------------------------ ----------------- ---------------- ----------------- -----------------


The following table summarizes information about stock options outstanding at December 31, 2001:

                                       --------------------------------------- ---------------------------------------
                                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
----------------------- -------------- ------------------- ------------------- ------------------- -------------------
                                         Weighted Avg.
                           Number          Remaining                                 Number
Range of Exercise        Outstanding    Contractual Life      Weighted Avg       Exercisable at      Weighted Avg.
Prices                   at 12/31/01         (Yrs)           Exercise Price         12/31/01         Exercise Price
----------------------- -------------- ------------------- ------------------- ------------------- -------------------
   $  .81 - $ 2.00            274,600          4.0               $ 1.50               183,450            $ 1.45
   $ 2.01 - $ 5.00            135,900          4.4               $ 3.67                42,100            $ 3.30
   $ 5.01 - $10.00              3,700          5.3               $ 5.55                   700            $ 6.78
   $10.01 - $15.00              5,100          5.6               $13.41                 1,600            $13.64
   $15.01 - $18.05              9,600          5.7               $16.20                 1,600            $16.51
----------------------- -------------- ------------------- ------------------- ------------------- -------------------
   $  .81 - $18.05            428,900          4.2               $ 2.69               229,450            $ 2.00
----------------------- -------------- ------------------- ------------------- ------------------- -------------------

--------------------------------------------------------------------------------
9.  SIGNIFICANT CUSTOMER
--------------------------------------------------------------------------------

The Company extends unsecured credit to customers primarily in the United States. For the years ended December 31, 2001 and 2000, one customer accounted for 76% and 81% of sales from continuing operations, respectively. This customer accounted for 54% and 52% of accounts receivable, respectively as of December 31, 2001 and 2000.


--------------------------------------------------------------------------------
10.  RETIREMENT PLAN
--------------------------------------------------------------------------------

The Company has a profit-sharing plan (the Plan) classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company changed its matching in 2000 from 10% to 25% of an employee's contribution, up to a maximum of 5% of the employee's compensation. Matching contributions for the years ended December 31, 2001 and 2000 were $32,501 and $30,375, respectively. The Company's Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan's inception.


--------------------------------------------------------------------------------
11.  RESTRUCTURING CHARGE
--------------------------------------------------------------------------------

In November 2000, the Company revised the business plan of its Gynecology Division and as a result of this revision, the Company terminated 11 employees. Accordingly, the Company recorded a restructuring charge of approximately $183,000 related to the costs associated with terminating the employees, including estimated termination benefits. In addition, the Company also recorded a restructuring charge of approximately $50,000 reflected in cost of sales in the 2000 Statement of Operations for the write down of certain Gynecology inventory that management determined to have excessive quantities or had become obsolete as a result of the revised business plan. The Gynecology Division was sold in April 2001 (See Note 3).


--------------------------------------------------------------------------------
12.  EXPANDED LICENSE AGREEMENT
--------------------------------------------------------------------------------

On September 7, 2001, the Company finalized Addendum Number One to its Development and Licensing Agreement of August 2000 with Med-Design Corporation (the "Addendum"). Under the terms of the Addendum, Medamicus gained exclusive marketing rights to Med-Design's center-line retractable safety needle technology for the arterial access market in exchange for a payment of $2,000,000. Previously the Company had exclusive rights only to the venous access market.

The $2,000,000 payment to Med-Design consisted of $1,000,000 in cash and $1,000,000 worth of Medamicus stock, or 68,027 shares based on the market value of the stock on the effective date of the Addendum. Under the terms of the Addendum, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the 68,027 shares and completed this registration during the fourth quarter of 2001. As of December 31, 2001, the Company has recorded the full payment to Med-Design plus related transaction costs incurred to date as a License Agreement asset and will amortize the cost of the licensing rights over the estimated useful life of the exclusive rights acquired.

The agreement, as amended, also requires the Company to pay Med-Design royalties on sales of the safety needle product. The royalty fees range from 17 to 20 percent of the net sales price, depending on the sales volume achieved. The minimum royalty fee due for 2002 is $160,000.


--------------------------------------------------------------------------------
13.  COMMITMENT
--------------------------------------------------------------------------------

On January 14, 2002, the Company entered into an agreement whereby the Company is obligated to purchase manufacturing equipment for the automated assembly of the Company's safety needle totaling approximately $1,500,000. The Company expects to take delivery of this equipment in the third quarter of 2002 but will make progress payments as certain milestones are met.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The information required by Item 9 concerning the executive officers and directors of the Company is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

o   Ownership of Voting Securities by Principal Holders and Management
o   Proposal 1 - Election of Board of Directors
o   Nominees for Election of Directors
o   Other Information Regarding the Board of Directors
o   Executive Officers of the Company
o   Executive Compensation
o   Section 16(a) Beneficial Ownership Reporting Compliance


ITEM 10.   EXECUTIVE COMPENSATION
The information required by Item 10 is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

o   Executive Compensation

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by Item 11 is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

o   Ownership of Voting Securities by Principal Holders and Management


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None


ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K
A.  Documents filed as part of this report
    (1) Exhibits. See "Exhibit Index" on page following signatures
B.  Reports on Form 8-K
    On December 13, 2001, Medamicus, Inc. filed a Current Report on Form 8-K to report a Regulation FD disclosure under Item 9.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                 MEDAMICUS, INC.

Date: March 18, 2002                       By: /s/ James D. Hartman
                                           President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

-------------------------- ----------------------------------------------- ----------
NAME                       TITLE                                             DATE
-------------------------- ----------------------------------------------- ----------
-------------------------- ----------------------------------------------- ----------
/s/ James D. Hartman       President and Chief Executive Officer           03/18/02
-------------------------- ----------------------------------------------- ----------
                           Principal Financial and Accounting Officer
-------------------------- ----------------------------------------------- ----------
                           Director
-------------------------- ----------------------------------------------- ----------

-------------------------- ----------------------------------------------- ----------
// Thomas L. Auth          Director
-------------------------- ----------------------------------------------- ----------

-------------------------- ----------------------------------------------- ----------
/ / Richard F. Sauter      Director
-------------------------- ----------------------------------------------- ----------

-------------------------- ----------------------------------------------- ----------
/s/ Michael M. Selzer      Director                                        03/19/02
-------------------------- ----------------------------------------------- ----------

-------------------------- ----------------------------------------------- ----------
/s/ Michael D. Dale        Director                                        03/19/02
-------------------------- ----------------------------------------------- ----------

                                  EXHIBIT INDEX

-------------- ---------------------------------------------------------------------------------------------- --------
  EXHIBIT #    DESCRIPTION                                                                                      PAGE
-------------- ---------------------------------------------------------------------------------------------- --------
     3.1       Articles of  Incorporation  of the Company  (incorporated  by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form S-18 (File No. 33-42112C)).
-------------- ---------------------------------------------------------------------------------------------- --------
     3.2       Articles of Amendment of Articles of Incorporation of the Company  (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-42112C)).
-------------- ---------------------------------------------------------------------------------------------- --------
     3.3       By-laws  of  the  Company  (incorporated  by  reference  to  Exhibit  3.3  to  the  Company's
               Registration Statement on Form S-18 (File No. 33-42112C)).
-------------- ---------------------------------------------------------------------------------------------- --------
    *10.1      Employment Agreement dated February 19, 1996, between the Company and James D. Hartman
               (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for
               the year ended December 31, 1995).
-------------- ---------------------------------------------------------------------------------------------- --------
    *10.2      Medamicus,  Inc. 1991  Non-Statutory  Stock Option Plan (incorporated by reference to Exhibit
               4.1 to the Company's Registration Statement on Form S-8 (File No. 333-57944)).
-------------- ---------------------------------------------------------------------------------------------- --------
    *10.3      Medamicus,  Inc. Stock Option Incentive Plan (incorporated by reference to Exhibit 4.1 to the
               Company's Registration Statement on Form S-8 (File No. 333-57938)).
-------------- ---------------------------------------------------------------------------------------------- --------
    *10.4      Medamicus,  Inc.  1996  Non-Employee  Director and Medical  Advisory  Board Stock Option Plan
               (incorporated  by reference to Exhibit 4.1 to the  Company's  Registration  Statement on Form
               S-8 (File No. 333-57942)).
-------------- ---------------------------------------------------------------------------------------------- --------
    *10.5      Medamicus,  Inc.  1999  Non-Employee  Director and Medical  Advisory  Board Stock Option Plan
               (incorporated  by reference to Exhibit 4.1 to the  Company's  Registration  Statement on Form
               S-8 (File No. 333-62560)).
-------------- ---------------------------------------------------------------------------------------------- --------
    10.6       Supply Agreement,  dated May 3, 1991, between the Company and Medtronic,  Inc.  (incorporated by reference to Exhibit 10.13 to the Company's  Registration Statement on Form S-18 [File No.
               33-42112C]).
-------------- ---------------------------------------------------------------------------------------------- --------
   10.6.1      Addendum to Supply Agreement, dated August 1, 1994, by and between the Company and Medtronic,
               Inc. (incorporated by reference to Exhibit 10.24 to the Company's annual report on Form
               10-KSB for the year ended December 31, 1994).
-------------- ---------------------------------------------------------------------------------------------- --------
    10.7       Lease  Agreement,  dated January 31, 2000,  between the Company and  Jagodzinski  Properties.
               (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB
               for the quarter ended March 31, 2000)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.8       Development and licensing agreement for safety "Seldinger" needle device between Med-Design
               Corporation and Medamicus, Inc., dated August 25, 2000 (incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K dated August 25, 2000)
-------------- ---------------------------------------------------------------------------------------------- --------
  **10.8.1     Addendum number one to development and licensing agreement for safety "Seldinger" needle device between Med-Design Corporation and Medamicus, Inc., dated September 7, 2001
               (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
               S-3 dated October 16, 2001)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.9       Development and licensing agreement for safety introducer between Med-Design Corporation and
               Medamicus, Inc., dated August 25, 2000 (incorporated by reference to Exhibit 10.2 to the
               Company's Current Report on Form 8-K dated August 25, 2000)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.10      Credit  Agreement,  dated July 31, 2001,  between the Company and Wells Fargo Bank Minnesota,
               N.A.  (incorporated  by reference to Exhibit 10.1 to the Company's  Quarterly  Report on Form
               10-QSB for the quarter ended September 30, 2001)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.11      Revolving  Note  Agreement,  dated July 31,  2001,  between  the Company and Wells Fargo Bank
               Minnesota,  N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001)
-------------- ---------------------------------------------------------------------------------------------- --------

-------------- ---------------------------------------------------------------------------------------------- --------
  EXHIBIT #    DESCRIPTION                                                                                      PAGE
-------------- ---------------------------------------------------------------------------------------------- --------
    10.12      Arbitration  Agreement,  dated  July 31,  2001,  between  the  Company  and Wells  Fargo Bank
               Minnesota,  N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.13      Security Agreement,  dated July 31, 2001, between the Company and Wells Fargo Bank Minnesota,
               N.A.  (incorporated  by reference to Exhibit 10.1 to the Company's  Quarterly  Report on Form
               10-QSB for the quarter ended September 30, 2001)
-------------- ---------------------------------------------------------------------------------------------- --------
    21.1       Subsidiaries of the Registrant.  None.
-------------- ---------------------------------------------------------------------------------------------- --------
    23.1       Consent of McGladrey & Pullen, LLP.
-------------- ---------------------------------------------------------------------------------------------- --------

*Indicates a management contract or compensatory plan or arrangement
** Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.