Form 10QSB
period 2002-03-31
MEDAMICUS INC
filed 2002-05-10
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of Registrant's Common Stock outstanding on May 9, 2002 was 4,716,593

Transitional Small Business Disclosure Format.  Yes ___  No _X_

                                 MEDAMICUS, INC.
                                      INDEX


--------------------------------------------------------------------------------
                                                                          Page #
--------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
 Balance Sheets as of March 31, 2002 and December 31, 2001                    3
 Statements of Operations for the three months ended March 31, 2002 and 2001 4 Statement of Shareholders' Equity for the three months ended March 31, 2002 5 Statements of Cash Flows for the three months ended March 31, 2002 and 2001 5
 Condensed Notes to the Financial Statements                                  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                               6-10

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    10
ITEM 2. CHANGES IN SECURITIES                                                10
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11
ITEM 5. OTHER INFORMATION                                                    11
ITEM 6(a). EXHIBITS                                                          11
ITEM 6(b). REPORTS ON FORM 8-K                                               11

                                 BALANCE SHEETS

                                                                                   UNAUDITED             AUDITED
                                                                              MARCH 31, 2002   DECEMBER 31, 2001
                                                                            -------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  5,088,879        $  5,350,477
     Accounts receivable, less allowance for doubtful accounts of
        $25,000 and $22,000, respectively                                          2,180,695           1,882,750
     Inventories, less obsolescence reserve of $69,000 and
        $91,000, respectively                                                      2,354,600           1,965,241
     Prepaid expenses and other assets                                                54,167              41,906
     Deferred income taxes                                                           100,000             175,000
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               9,778,341           9,415,374
-----------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                     3,685,837           2,937,334
     Office furniture, fixtures and computers                                        698,310             674,854
     Leasehold improvements                                                          933,210             924,243
-----------------------------------------------------------------------------------------------------------------
                                                                                   5,317,357           4,536,431
     Less accumulated depreciation and amortization                               (2,251,495)         (2,126,558)
-----------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                         3,065,862           2,409,873
-----------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   License agreement at cost, net of accumulated amortization of
     $104,362 and $41,668, respectively                                            1,943,531           2,005,810
   Patent rights, net of accumulated amortization of
     $64,198 and $59,982, respectively                                               111,682              94,750
-----------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                 2,055,213           2,100,560
-----------------------------------------------------------------------------------------------------------------

=================================================================================================================
TOTAL ASSETS                                                                    $ 14,899,416        $ 13,925,807
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $    715,921        $    820,682
     Accrued expenses                                                                520,430             791,091
     Income taxes payable                                                            308,957              80,155
     Current maturities of capital lease obligations                                  72,330              78,478
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                          1,617,638           1,770,406
-----------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current maturities                              203,960             219,290

-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  1,821,598           1,989,696
-----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                             0                   0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,706,593 and 4,601,567 shares, respectively                      47,066              46,016
     Additional paid-in capital                                                   11,872,709          11,328,818
     Retained earnings                                                             1,158,043             561,277
-----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                        13,077,818          11,936,111
-----------------------------------------------------------------------------------------------------------------

=================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 14,899,416        $ 13,925,807
=================================================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                    3/31/2002          3/31/2001
                                                               ----------------------------------
Net sales                                                        $  4,298,683       $  2,404,869
Cost of sales                                                       2,329,984          1,165,192
-------------------------------------------------------------------------------------------------
GROSS PROFIT                                                        1,968,699          1,239,677
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                         412,299            253,487
     Selling, general and administrative                              606,270            469,069
-------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                            1,018,569            722,556
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
OPERATING INCOME                                                      950,130            517,121
-------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                  (6,501)           (46,317)
     Interest income                                                   20,574             11,828
     Other                                                               (449)            (4,558)
-------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                           13,624            (39,047)
-------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                 963,754            478,074
     Income tax expense                                              (366,988)                 0
-------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                     596,766            478,074
-------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS OF DISCONTINUED SEGMENT                                0            (28,579)

=================================================================================================
NET INCOME                                                       $    596,766       $    449,495
=================================================================================================

EARNINGS PER SHARE:

BASIC
     Income from continuing operations                           $       0.13       $       0.11
     Income (loss) from discontinued operations                          0.00               0.00
=================================================================================================
TOTAL EARNINGS PER SHARE                                         $       0.13       $       0.11
=================================================================================================

DILUTED
     Income from continuing operations                           $       0.12       $       0.11
     Income (loss) from discontinued operations                          0.00              (0.01)
=================================================================================================
TOTAL EARNINGS PER SHARE                                         $       0.12       $       0.10
=================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING:
     Basic                                                          4,686,300          4,166,206
     Diluted                                                        4,993,174          4,448,275

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 Common Stock           Additional
                                                          --------------------------      Paid-In       Retained
THREE MONTHS ENDED MARCH 31, 2002                            Shares        Amount         Capital       Earnings        Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001 (AUDITED)                     4,601,567   $     46,016   $ 11,328,818   $    561,277   $ 11,936,111
Options exercised                                              16,600            166         47,566              0         47,732
Warrants exercised                                             88,426            884        495,186              0        496,070
Warrants issued to consultant for services                          0              0          1,139              0          1,139
Net income for the three month period ended 3/31/02                 0              0              0        596,766        596,766
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 2002 (UNAUDITED)                      4,706,593   $     47,066   $ 11,872,709   $  1,158,043   $ 13,077,818
----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                  March 31, 2002   March 31, 2001
                                                                                               -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                     $    596,766     $    449,495
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                                  191,847           89,030
          Warrants issued for compensation                                                                 1,139            1,503
          Changes in operating assets and liabilities:
               Accounts receivable                                                                      (297,945)        (296,144)
               Inventories                                                                              (389,359)        (218,314)
               Prepaid expenses and other assets                                                         (12,261)         (25,280)
               Deferred income taxes                                                                      75,000                0
               Accounts payable                                                                         (104,761)         252,419
               Accrued expenses                                                                         (270,661)        (280,574)
               Income taxes payable                                                                      228,802                0
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                       18,567          (27,865)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                             (780,926)        (224,187)
     Additions to patent rights                                                                          (21,148)          (1,581)
     Additions to license agreement                                                                         (415)               0
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                                   (802,489)        (225,768)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable to bank                                                                        0          197,406
     Principal payments on capital lease obligations                                                     (21,478)         (14,944)
     Proceeds from exercise of options and warrants                                                      543,802            4,835
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                522,324          187,297
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                               (261,598)         (66,336)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                         5,350,477        1,007,149
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $  5,088,879     $    940,813
----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                       $      6,501     $     39,685
     Cash paid during the period for income taxes                                                   $     63,166     $         --

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION
The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance accounting principles generally accepted in the United States have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by the Company with the Securities and Exchange Commission.

The financial statements presented herein as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                            MARCH 31, 2002    DECEMBER 31, 2001
                                            --------------    -----------------
Purchased parts and subassemblies              $ 1,649,728          $ 1,245,457
Work in process                                    278,049              561,011
Finished goods                                     426,823              158,773
--------------------------------------------------------------------------------
TOTAL INVENTORY                                $ 2,354,600          $ 1,965,241
================================================================================

3. NET INCOME PER SHARE
Basic per-share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive.

4. INCOME TAXES
Income tax expense for the first quarter ended March 31, 2002, was computed using an estimated combined federal and state tax rate of 38%. No income tax provision for the first quarter of 2001 was presented in the Statements of Operations due to the utilization of net operating loss carryforwards for which a valuation allowance had previously been provided.

5. COMMITMENT
During the quarter ended March 31, 2002, the Company entered into an agreement to purchase manufacturing equipment for its safety needle products. The total cost of $1.5 million is billed to the Company as its construction progresses. As of March 31, 2002, the Company has been billed approximately $500,000 under the agreement, leaving a remaining commitment of approximately $1,000,000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

At the beginning of 2001, we were operating in two distinct operating segments:
The PDS Division and the Gynecology Division. On April 25, 2001, we sold the Gynecology Division to CooperSurgical, Inc. for approximately $4,700,000. As a result, we have reported the results of the Gynecology Division as discontinued operations for 2001.

Total revenues from continuing operations were $4,298,683 for the three months ended March 31, 2002 compared to $2,404,869 for the three months ended March 31, 2001, representing a 78.8% increase. Sales of our core introducer products were $2,445,592 for the three months ended March 31, 2002, compared to $1,799,048 for the three months ended March 31, 2001, representing a 35.9% increase. This increase was primarily due to increased sales to Bard Access Systems under a new supply agreement that was beginning to ramp up one year ago, as well as increased sales to a number of other new customers that were added during 2001. We expect sales of our core introducer products to remain strong for the year 2002 as we continue to ship orders to our new customer base.

Sales of Left Ventricle Lead Delivery System procedural kits and related products were $1,491,623 for the three months ended March 31, 2002, compared to $309,350 for the three months ended March 31, 2001. Most of these sales were to Medtronic in support of its launch of the InSyncTM pacing device to treat congestive heart failure. As previously announced, Medtronic has informed us that it intends to transition future packaging of the next generation of these procedural kits to its own facility starting in the second quarter of 2002. We will continue to provide Medtronic several components and demonstration product for the next generation procedural kits and we will also continue to package the current generation procedural kits during the phase out period. Therefore we will participate in this market in the quarters ahead, but not at the same level we have over the last several quarters.

In the fourth quarter of 2001, we began marketing our guidewire Introducer Safety Needle which incorporates technology licensed from Med-Design Corporation. We shipped a total of $33,475 worth of safety needles in the three months ended March 31, 2002, primarily to companies for market assessment purposes. We currently have ten companies that are, or have advised us that they will be, conducting market studies. We expect sales of this product to accelerate in the last half of 2002 as we formalize distribution relationships and our automated assembly system comes on line.

Contract manufacturing sales were $246,893 for the three months ended March 31, 2002, compared to $279,517 for the three months ended March 31, 2001, representing a 11.7% decrease. This decrease was primarily due to our largest customer ordering less product for delivery in 2002 than in the comparable period of 2001. We expect contract manufacturing sales in the second quarter of 2002 to be similar to those seen in the first quarter of 2002. Other sales, which include freight charges to customers and engineering services, totaled $81,100 for the three months ended March 31, 2002, compared to $16,954 for the three months ended March 31, 2001, primarily as a result of increased engineering services.

Total gross profit increased from $1,239,677 for the three months ended March 31, 2001, to $1,968,699 for the three months ended March 31, 2002, representing a 58.8% increase. Total gross profit as a percent of sales dropped from 51.6% to 45.8% between comparable periods. We expected a decrease in gross margin percentages due to building additional infrastructure for new business and we expect our gross profit percentage to remain lower over the next several quarters as we continue to ramp up production of our Safety Needle product, continue to strengthen our infrastructure and continue amortizing the investment in the amended Development and Licensing Agreement for the Safety Needle.

Total research and development expenditures were $412,299 or 9.6% of sales for the three months ended March 31, 2002, compared to $253,587 or 10.5% of sales for the three months ended March 31, 2001. This increase was primarily due to increasing our engineering staff in order to develop new introducer and safety needle product concepts. We expect research and development expenditures to approach 11% of sales in the second quarter of 2002 while we complete certain validation activities on new products, and then to fall back to approximately 10% of sales for the remainder of 2002.

Selling expenses increased from $65,409 for the three months ended March 31, 2001 to $147,086 for the three months ended March 31, 2002. This increase was primarily due to increased spending on salaries, commissions, trade shows and new marketing materials. The Company hired a new Director of Sales and Marketing at the end of January 2002 to help drive the sales and marketing efforts for the safety needle product

General and administrative expenses increased from $403,660 for the three months ended March 31, 2001 to $459,184 for the three months ended March 31, 2002. This increase was primarily due to increased spending on accounting fees (primarily tax return preparation), legal fees (contract work) and investor relations activities. Interest income increased $8,746 and interest expense decreased $39,816 during the comparable periods. This was due to utilizing the cash from the sale of the Gynecology Division to pay off our line of credit and investing the excess cash to earn additional interest income.

As a result, we had net income after taxes of $596,766 or $.12 per diluted share for the three months ended March 31, 2002, compared to net income without taxes (due to utilization of net operating tax loss carryforwards) of $449,495 or $.10 per diluted share for the three months ended March 31, 2001

Because we began recognizing income tax expense in the third quarter of 2001, but did not record income tax expense in prior quarters due to the offsetting losses in the Gynecology Division, a more meaningful comparison of our results from continuing operations would be to apply to previous quarters an income tax expense consistent with the rate used in the second half of 2001 and the first quarter of 2002. Ignoring the effects of the income tax benefit, the income from discontinued operations and the gain from disposal of discontinued segment, the results on a quarterly pro forma basis would have been as follows, assuming a 38% tax rate:


            PRO FORMA SUMMARIZED STATEMENT OF OPERATIONS INFORMATION
 REFLECTING INCOME FROM CONTINUING OPERATIONS AFTER TAX UTILIZING A 38% TAX RATE

                                                      2001
------------------------------------------------------------------------------------------------------------------
                                         03/31/01        06/30/01        09/30/01        12/31/01          TOTALS
                                   -------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS    $    478,074    $    725,063    $  1,017,971    $  1,264,293    $  3,485,401
   Income tax expense (38%)              (181,668)       (275,524)       (386,829)       (480,431)     (1,324,452)
------------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                 $    296,406    $    449,539    $    631,142    $    783,862    $  2,160,949
------------------------------------------------------------------------------------------------------------------

PRO FORMA EPS-DILUTED (1)            $       0.07    $       0.10    $       0.13    $       0.16    $       0.47

Wtd Avg Shares Outstanding-Diluted      4,448,275       4,557,154       4,765,987       4,860,406       4,625,647

(1) Quarterly EPS numbers do not add up to EPS for the year due to differences in weighted average shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the three months ended March 31, 2002 was $18,567, consisting of net income of $596,766, adjusted for non-cash items of depreciation and amortization of $191,847 and warrants issued for compensation of $1,139, plus a net change in the deferred tax asset of $75,000, minus a net change in operating assets and liabilities of $846,185. Accounts receivable increased $297,945 primarily due to the fact that we classified the $470,000 due from CooperSurgical, Inc. from the sale of the Gynecology Division in our March 31, 2002 accounts receivable balance that was not present on March 31, 2001. This $470,000 was received on April 29, 2002. Accounts receivable from customers actually decreased $172,055 and accounts receivable as a percent of sales decreased from 158% to 133% between periods primarily due to customers in the remaining division paying their bills in a more timely manner. Inventories increased $389,359 between periods primarily due to two reasons. First, we have been building our safety needle infrastructure and have been ramping up our inventory purchases to accommodate our anticipated growth. Second, we recently announced that Medtronic was moving the packaging of its next generation LVLDS procedural kits to its own facility. Due to the timing of this transfer, we have excess inventory on hand related to the LVLDS product line that Medtronic has agreed to either pay for, or have us continue to build current generation LVLDS procedural kits and demonstration product until the excess inventory is used up.

Net cash used in investing activities for the three months ended March 31, 2002 was $802,489. Equipment was purchased totaling $780,926, primarily related to the automated safety needle manufacturing equipment and the Company's new ERP software system. The Company also had additions to patent rights totaling $21,148 and additions to its license agreement totaling $415 during the period.

Net cash provided by financing activities for the three months ended March 31, 2002 was $522,324. The Company made principal debt payments of $21,478 and received cash upon the exercise of options and warrants of $543,802.

As a result, the Company's cash and cash equivalents were $5,088,879 as of March 31, 2002 compared to $5,350,477 at December 31, 2001. Working capital increased from $7,644,968 as of December 31, 2001 to $8,160,703 as of March 31, 2002.

Approximately 63% of the Company's outstanding accounts receivable balance as of March 31, 2002 and 68% of the first quarter sales were related to Medtronic. The Company has not experienced any problems with payments from Medtronic and does not anticipate problems in the future.

On July 31, 2001, we secured a new $2,000,000 line of credit with a financial institution. The agreement calls for interest at the financial institution's base rate with no minimum interest due. The agreement expires on August 1, 2002, if not renewed. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. The agreement also contains certain financial covenants, including minimum profitability and a maximum liabilities to net worth ratio. We had no outstanding borrowings under the new agreement at March 31, 2002 or December 31, 2001.

A summary of our contractual cash obligations at March 31, 2002 is as follows:

                             -------------------------------------------------------------------------------
                                                           PAYMENTS DUE BY PERIOD
------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS             TOTAL          2002         2003         2004         2005         2006
------------------------------------------------------------------------------------------------------------
Long-term debt, including
interest                       $  322,000    $   77,000     $ 85,000     $ 85,000     $ 70,000       $5,000
------------------------------------------------------------------------------------------------------------
Operating leases                  578,000       133,000      174,000      171,000      100,000            0
------------------------------------------------------------------------------------------------------------
Purchase agreement for
manufacturing equipment         1,000,000     1,000,000            0            0            0            0
------------------------------------------------------------------------------------------------------------
TOTAL CONTRACTUAL CASH
OBLIGATIONS                    $1,900,000    $1,210,000     $259,000     $256,000     $170,000       $5,000
------------------------------------------------------------------------------------------------------------

We also have a commercial commitment as described below:

------------------------------------------------------------------------------------------------------------
   OTHER COMMERCIAL            TOTAL AMOUNT
      COMMITMENT                 COMMITTED           OUTSTANDING AT 03/31/02         DATE OF EXPIRATION
------------------------------------------------------------------------------------------------------------
    Line of credit               $2,000,000                     $0                     August 1, 2002
------------------------------------------------------------------------------------------------------------

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2002.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, license agreement and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $25,000 should be adequate for any exposure to loss in our December 31, 2001 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe the reserve of $69,000 is adequate. We depreciate our property and equipment and license agreement over their estimated useful lives and we have not identified any items that are impaired.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Beginning January 1, 2002, the Company adopted FAS 141, BUSINESS COMBINATIONS, and FAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized. The adoption of these pronouncements did not have a material effect on our financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

Statements included in this Quarterly Report on Form 10-QSB, in future filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2002, in our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 16, 2001, as amended and other recent filings with the Securities and Exchange Commission. Additional factors that could cause results to differ materially are: our dependence upon a limited number of key customers for our revenue, including 76% of sales from continuing operations in 2001 with one customer; our ability to negotiate and enter into a long term supply agreement with Medtronic; our ability to successfully market and sell our Safety Needles; our dependence upon licensing agreements with third parties for the technology underlying some of our products, especially the safety needle; successful implementation of our Safety Needle production ramp-up schedule; attracting and retaining key personnel; introduction of competitive products; patent and government regulatory matters; economic conditions; and the ability to raise capital. All such forward-looking statements, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         (C) Recent Sales of Unregistered Securities

         During the period from January 1, 2002 through January 20, 2002, the Company issued a total of 88,426 shares of common stock to private investors upon exercise of Warrants originally issued by the Company in January 1994. The Warrants were exercisable at a price of $5.61 per share. In addition, a total of 20,053 Warrants expired unexercised in January 2002.

         The Company believes that the issuance of the shares upon exercise of the Warrants was exempt pursuant to Section 4(2) of the Securities Act of 1933. All the shares that were issued bear restrictive legends indicating that the shares could not be resold without registration under the Securities Act of 1933 or an opinion of counsel that such registration was not required. No commissions were paid in connection with the issuance of the common stock. On October 16, 2001, the Company filed a registration statement with the Securities and Exchange Commission covering resale of the shares issued upon exercise of the Warrants. The Registration Statement was declared effective in November, 2001.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a). The Company held its annual meeting of shareholders on April 25, 2002.
         (b). The Company solicited proxies from its shareholders to vote on the following items:

              * To elect five directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected.

              * To ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending December 31, 2002.

         A total of 4,228,906 votes were cast by proxy at the annual meeting and the vote counts were as follows:

--------------------------------------------------------------------------------
                                   FOR        WITHHOLD      AGAINST     ABSTAIN
--------------------------------------------------------------------------------
ELECTION OF DIRECTORS
--------------------------------------------------------------------------------
   Thomas L. Auth               4,191,300       37,606
--------------------------------------------------------------------------------
   Michael D. Dale              4,191,180       37,726
--------------------------------------------------------------------------------
   James D. Hartman             3,861,885      367,021
--------------------------------------------------------------------------------
   Richard F. Sauter            4,200,830       28,076
--------------------------------------------------------------------------------
   Michael M. Selzer            4,203,830       25,076
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
RATIFY AUDITORS                 4,193,155                    17,650      18,101
--------------------------------------------------------------------------------

ITEM 5 - OTHER INFORMATION
         None

ITEM 6(a) - EXHIBITS
         None

ITEM 6(b) - REPORTS ON FORM 8-K
         None



SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        MEDAMICUS, INC.

Date: May 09, 2002                      By: /s/ James D. Hartman

                                        President, Chief Executive Officer and
                                        Chief Financial Officer