Form 10QSB
period 2002-06-30
MEDAMICUS INC
filed 2002-07-31
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of Registrant's Common Stock outstanding on July 30, 2002 was 4,716,593

Transitional Small Business Disclosure Format.  Yes ___  No _X_

                                 MEDAMICUS, INC.
                                      INDEX


----------------------------------------------------------------------------------------------------------
                                                                                                   Page #
----------------------------------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

   Balance Sheets as of June 30, 2002 and December 31, 2001                                          3
   Statements of Operations for the three and six months ended June 30, 2002 and 2001                4
   Statement of Shareholders' Equity for the six months ended June 30, 2002                          5
   Statements of Cash Flows for the six months ended June 30, 2002 and 2001                          6
   Condensed Notes to the Financial Statements                                                      7-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      8-12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                           12
ITEM 2. CHANGES IN SECURITIES                                                                       12
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                             12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         12
ITEM 5. OTHER INFORMATION                                                                           12
ITEM 6(a). EXHIBITS                                                                                 12
ITEM 6(b). REPORTS ON FORM 8-K                                                                      12

                                 BALANCE SHEETS

                                                                                    UNAUDITED              AUDITED
                                                                                JUNE 30, 2002    DECEMBER 31, 2001
                                                                              ------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $  5,224,416         $  5,350,477
     Accounts receivable, less allowance for doubtful accounts of
        $54,000 and $22,000, respectively                                           2,347,906            1,882,750
     Inventories, less obsolescence reserve of $52,000 and
        $91,000, respectively (Note 2)                                              2,107,786            1,965,241
     Prepaid expenses and other assets                                                 98,533               41,906
     Deferred income taxes                                                            100,000              175,000
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                9,878,641            9,415,374
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                      4,401,611            2,937,334
     Office furniture, fixtures and computers                                       1,017,301              674,854
     Leasehold improvements                                                           933,210              924,243
------------------------------------------------------------------------------------------------------------------
                                                                                    6,352,122            4,536,431
     Less accumulated depreciation and amortization                                (2,400,122)          (2,126,558)
------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                          3,952,000            2,409,873
------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   License agreement at cost, net of accumulated amortization of
     $167,057 and $41,668, respectively                                             1,880,837            2,005,810
   Patent rights, net of accumulated amortization of
     $69,812 and $59,982, respectively                                                137,180               94,750
------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                  2,018,017            2,100,560
------------------------------------------------------------------------------------------------------------------

==================================================================================================================
TOTAL ASSETS                                                                     $ 15,848,658         $ 13,925,807
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                            $    561,820         $    820,682
     Accrued expenses                                                                 680,207              791,091
     Income taxes payable                                                             630,207               80,155
     Current maturities of capital lease obligations                                   66,003               78,478
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                           1,938,237            1,770,406
------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current maturities                               188,293              219,290

------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   2,126,530            1,989,696
------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                              0                    0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,716,593 and 4,601,567 shares, respectively                       47,166               46,016
     Additional paid-in capital                                                    11,889,169           11,328,818
     Retained earnings                                                              1,785,793              561,277
------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                         13,722,128           11,936,111
------------------------------------------------------------------------------------------------------------------

==================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 15,848,658         $ 13,925,807
==================================================================================================================


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                                                               -------------------------------   -------------------------------
Sales                                                            $  4,382,042     $  2,966,103     $  8,680,725     $  5,370,972
Cost of sales                                                       2,363,767        1,495,675        4,693,751        2,660,867
--------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                        2,018,275        1,470,428        3,986,974        2,710,105
--------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                         442,213          306,263          854,512          559,750
     Selling, general and administrative                              574,938          445,304        1,181,208          914,373
--------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                            1,017,151          751,567        2,035,720        1,474,123
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                    1,001,124          718,861        1,951,254        1,235,982
--------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                  (5,984)         (17,126)         (12,485)         (63,443)
     Interest income                                                   18,879           25,567           39,453           37,395
     Other                                                             (1,519)          (2,239)          (1,968)          (5,428)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                           11,376            6,202           25,000          (31,476)
--------------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT         1,012,500          725,063        1,976,254        1,204,506
     Income tax benefit (expense) (Note 4)                           (384,750)         923,000         (751,738)         921,631
--------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                     627,750        1,648,063        1,224,516        2,126,137
--------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (NOTE 5)
     Income from operations of discontinued segment                         0           93,085                0           64,506
     Gain from disposal of discontinued segment                             0        2,896,610                0        2,896,610
--------------------------------------------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                         0        2,989,695                0        2,961,116
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $    627,750     $  4,637,758     $  1,224,516     $  5,087,253
--------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE (NOTE 3)

     BASIC
          Income from continuing operations                      $       0.13     $       0.39     $       0.26     $       0.51
          Income from discontinued operations                            0.00             0.72             0.00             0.71
--------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                  $       0.13     $       1.11     $       0.26     $       1.22
--------------------------------------------------------------------------------------------------------------------------------

     DILUTED
          Income from continuing operations                      $       0.13     $       0.36     $       0.25     $       0.48
          Income from discontinued operations                            0.00             0.66             0.00             0.66
--------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                  $       0.13     $       1.02     $       0.25     $       1.14
--------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING
          Basic                                                     4,714,066        4,188,442        4,700,260        4,177,385
          Diluted                                                   4,970,966        4,557,154        4,987,479        4,444,100


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               COMMON STOCK            ADDITIONAL
                                                        --------------------------       PAID-IN        RETAINED
SIX MONTHS ENDED JUNE 30, 2002                            SHARES         AMOUNT          CAPITAL        EARNINGS         TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001 (AUDITED)                  4,601,567    $     46,016    $ 11,328,818    $    561,277    $ 11,936,111
Options exercised                                           26,600             266          64,026               0          64,292
Warrants exercised                                          88,426             884         495,186               0         496,070
Warrants issued to consultant for services                       0               0           1,139               0           1,139
Net income for the six month period ended 06/30/02               0               0               0       1,224,516       1,224,516
----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2002 (Unaudited)                    4,716,593    $     47,166    $ 11,889,169    $  1,785,793    $ 13,722,128
----------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     SIX MONTHS ENDED
                                                                                              JUNE 30, 2002    JUNE 30, 2001
                                                                                             -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                $  1,224,516     $  5,087,253
     Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization                                                             408,783          159,318
          Warrants issued for compensation                                                            1,139            1,503
          Gain on sale of Gynecology Division                                                             0       (2,896,610)
          Deferred income taxes                                                                      75,000       (1,025,000)
          Changes in operating assets and liabilities (net of the effect of the sale of the
             Gynecology Division for 2001):
               Accounts receivable                                                                 (465,156)        (486,092)
               Inventories                                                                         (142,545)        (144,943)
               Prepaid expenses and other assets                                                    (56,627)           6,657
               Accounts payable                                                                    (258,862)         185,301
               Accrued expenses                                                                    (110,884)         (60,889)
               Income taxes payable                                                                 550,052                0
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         1,225,416          826,498
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                      (1,815,691)        (625,771)
     Net cash received from sale of Gynecology Division                                                   0        3,617,804
     Additions to patent rights                                                                     (52,260)         (20,941)
     Additions to license agreement                                                                    (416)               0
----------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                              (1,868,367)       2,971,092
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                (43,472)         (37,360)
     Proceeds from exercise of stock options and warrants                                           560,362          129,463
     Payments on note payable to bank                                                                     0       (1,551,047)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 516,890       (1,458,944)
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (126,061)       2,338,646
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    5,350,477        1,007,149
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                       $  5,224,416     $  3,345,795
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                  $     12,485     $     63,443

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred for use of equipment                                              $         --     $    103,798
     Other receivable from sale of Gynecology Division                                         $         --     $    494,449
     Cash paid during the period for income taxes                                              $    126,686     $         --


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION
The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, pursuant to such rules and regulations. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by the Company with the Securities and Exchange Commission.

The financial statements presented herein as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                                              JUNE 30, 2002       DECEMBER 31, 2001
                                                              -------------       -----------------
Purchased parts and subassemblies                               $ 1,614,691             $ 1,245,457
Work in process                                                     402,278                 561,011
Finished goods                                                       90,817                 158,773
---------------------------------------------------------------------------------------------------
TOTAL INVENTORY                                                 $ 2,107,786             $ 1,965,241
===================================================================================================

3.  NET INCOME PER SHARE
Basic per-share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive.

4.  INCOME TAXES
Income tax expense for the three and six-month periods ended June 30, 2002 was computed using an estimated combined federal and state tax rate of 38%. Prior to the end of the second quarter of 2001, the Company had maintained a valuation allowance to fully offset its net deferred income tax asset due to the uncertainty of future Company earnings.

In connection with the sale of the Gynecology Division during the second quarter of 2001, the Company utilized approximately $3 million of its NOL carry-forwards. Immediately after the sale of the Gynecology Division, the Company determined that a high degree of certainty existed that its remaining future income tax benefits would be realized as a result of both current and future income of its remaining business segment. Accordingly, the valuation allowance on the remaining deferred income tax asset was eliminated to reflect the anticipated net deferred tax asset utilization. As a result of eliminating the valuation allowance, the Company recorded an income tax benefit of $923,000 in the quarter ended June 30, 2001.

5.  DISCONTINUED OPERATIONS
On April 25, 2001, the Company sold the assets of its Gynecology Division to CooperSurgical, Inc. ("Cooper") for approximately $4,700,000, recognizing a gain on the sale of $2,896,610. Under the terms of the agreement, the Company continued to manufacture products for Cooper until December 2001 at which time all of the manufacturing equipment was transferred to Cooper. As a result, we have reported the results of the Gynecology Division as discontinued operations for 2001.

6.  COMMITMENT
During the quarter ended March 31, 2002, the Company entered into an agreement to purchase manufacturing equipment for its safety needle products. The total cost of $1.5 million is billed to the Company as its construction progresses. As of June 30, 2002, the Company had paid approximately $900,000 under the agreement, leaving a remaining commitment of approximately $600,000.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001
At the beginning of 2001, we were operating in two distinct operating segments:
The PDS Division and the Gynecology Division. On April 25, 2001, we sold the Gynecology Division to CooperSurgical, Inc. for approximately $4,700,000. As a result, we have reported the results of the Gynecology Division as discontinued operations for 2001.

Total revenues from continuing operations were $4,382,042 for the three months ended June 30, 2002 compared to $2,966,103 for the three months ended June 30, 2001, and $8,680,725 for the six months ended June 30, 2002 compared to $5,370,972 for the six months ended June 30, 2001, representing a 47.7% and 61.6% increase respectively.

Sales of our core introducer products were $2,583,937 for the three months ended June 30, 2002, compared to $2,000,727 for the three months ended June 30, 2001, and $5,029,529 for the six months ended June 30, 2002, compared to $3,799,775 for the six months ended June 30, 2001, representing a 29.1% and 32.4% increase, respectively. The increases for both the three and six month periods of 2002 were primarily due to increased sales to Bard Access Systems under a new supply agreement that was beginning to ramp up one year ago, as well as increased sales to a number of other new customers that were added during late 2001. We expect sales of our core introducer products to remain strong for the remainder of 2002 as we continue to ship orders to our new customer base.

Sales of our advanced delivery products were $1,562,210 for the three months ended June 30, 2002, compared to $813,126 for the three months ended June 30, 2001, and $3,053,833 for the six months ended June 30, 2002, compared to $1,122,476 for the six months ended June 30, 2001. These sales were primarily made up of Left Ventricle Lead Delivery System procedural kits and related products to Medtronic in support of its launch of the InSyncTM pacing device to treat congestive heart failure. As previously announced, Medtronic began to transition packaging of the next generation of these procedural kits to its own facility in the second quarter of 2002. We are continuing to provide Medtronic several components and demonstration product for the next generation procedural kits and are also continuing to package the current generation procedural kits during the phase-out period. We will be participating in this market in the quarters ahead, but not at the same level we have over the last several quarters.

In the fourth quarter of 2001, we began marketing our guidewire Introducer Safety Needle that incorporates technology licensed from Med-Design Corporation. We shipped a total of $34,494 and $67,969 worth of safety needles, respectively, in the three and six-month periods ended June 30, 2002, primarily to companies for market assessment purposes. On June 27, 2002 we announced our first safety needle supply agreement with Bard Endoscopic Technologies. Seven additional companies are, or have advised us that they will be, conducting market studies. We expect sales of this product to accelerate in the last half of 2002 as we formalize distribution relationships and our automated assembly system comes on line.

Contract manufacturing sales were $181,978 for the three months ended June 30, 2002, compared to $140,004 for the three months ended June 30, 2001, and $428,871 for the six months ended June 30, 2002, compared to $419,521 for the six months ended June 30, 2001. Contract manufacturing sales represent sales of products to companies that have brought us a finished product design and asked us to manufacture it for them. We expect contract manufacturing sales in the third quarter of 2002 to be similar to those seen in the second quarter of 2002.

Other sales, which include freight charges to customers and engineering services, totaled $19,423 and $100,523 for the three and six-month periods ended June 30, 2002, compared to $12,246 and $29,200 for the three and six-month periods ended June 30, 2001. The three-month increase was primarily due to increased freight charges, while the six month increase was primarily due to increased engineering services.

Gross profit totaled $2,018,275 for the three months ended June 30, 2002, compared to $1,470,428 for the three months ended June 30, 2001, and $3,986,974 for the six months ended June 30, 2002, compared to $2,710,105 for the six months ended June 30, 2001, representing a 37.3% and 47.1% increase, respectively. Gross profit as a percent of sales dropped from 49.6% to 46.1% for the comparable three month period and from 50.5% to 45.9% for the comparable six month period. We expected a decrease in gross profit percentages due to building additional infrastructure for new business and we expect our gross profit percentage to remain lower over the next several quarters as we continue to ramp up production of our safety needle, strengthen our infrastructure and continue amortizing the investment in the technology licensed from Med-Design Corporation for the safety needle. Our total investment in the technology licensed from Med-Design was $2,047,894 and we are amortizing this investment over a 96 month period.

Research and development expenses were $442,213 or 10.1% of sales for the three months ended June 30, 2002, compared to $306,263 or 10.3% of sales for the three months ended June 30, 2001, and $854,512 or 9.8% of sales for the six months ended June 30, 2002, compared to $559,750 or 10.4% of sales for the six months ended June 30, 2001. These increase were primarily due to increasing our engineering staff in order to develop new introducer and safety needle product concepts. We expect research and development expenditures to remain in the 9-10% of sales range for the remainder of 2002 while we complete certain validation activities on new products and continue working on new product concepts.

Selling expenses were $144,534 or 3.3% of sales for the three months ended June 30, 2002, compared to $86,328 or 2.9% of sales for the three months ended June 30, 2001, and $291,620 or 3.4% of sales for the six months ended June 30, 2002, compared to $151,737 or 2.8% of sales for the six months ended June 30, 2001. These increases were primarily due to increased spending on salaries, commissions, trade shows and new marketing materials. We hired a new Director of Sales and Marketing at the end of January 2002 to help drive the sales and marketing efforts for the safety needle product. We expect selling expenses to increase in the last half of 2002, primarily due to our plans to hire a product marketing manager and sales administrator during the third quarter to assist with ramping up our safety needle sales, as well as other new product sales.

General and administrative expenses were $430,404 or 9.8% of sales for the three months ended June 30, 2002, compared to $358,976 or 12.1% of sales for the three months ended June 30, 2001, and $889,588 or 10.3% of sales for the six months ended June 30, 2002, compared to $762,636 or 14.2% of sales for the six months ended June 30, 2001. These increases were primarily due to increased spending on accounting fees (primarily tax return preparation), legal fees (contract work), investor relations, depreciation and insurance.

Interest income increased $8,746 and $2,058 and interest expense decreased $39,816 and $50,958 during the three and six-month periods, respectively. This was due to utilizing the cash from the sale of the Gynecology Division to pay off our line of credit and investing the excess cash to earn additional interest income.

As a result, we had net income after taxes of $627,750 or $.13 per diluted share and $1,224,516 or $.25 per diluted share for the three and six month periods ended June 30, 2002, compared to net income without taxes of $4,637,758 or $1.02 per diluted share and $5,087,253 or $1.14 per diluted share for the three and six month periods ended June 30, 2001. The net income for both the three and six months ended June 30, 2001 included the gain on the sale of the GYN division of $2,896,610, recognition of income tax benefit of $923,000 on remaining net operating tax loss carryforwards, and income from operations of discontinued segment of $93,085 and $64,506, respectively.

Because we began recognizing income tax expense in the third quarter of 2001, but did not record income tax expense in prior quarters due to the offsetting losses in the Gynecology Division, a more meaningful comparison of our results from continuing operations would be to apply to previous quarters an income tax expense consistent with the 38% rate used in the second half of 2001 and the first six months of 2002. Ignoring the effects of the income tax benefit, the income from discontinued operations and the gain from disposal of discontinued segment, the results on a quarterly pro forma basis would have been as follows, assuming a 38% tax rate:


            PRO FORMA SUMMARIZED STATEMENT OF OPERATIONS INFORMATION
 REFLECTING INCOME FROM CONTINUING OPERATIONS AFTER TAX UTILIZING A 38% TAX RATE

                                                   2001

                                         03/31/01        06/30/01        09/30/01        12/31/01         TOTALS
                                   ------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS    $    478,074    $    725,063    $  1,017,971    $  1,264,293    $  3,485,401
   Income tax expense (38%)              (181,668)       (275,524)       (386,829)       (480,431)     (1,324,452)
-----------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                 $    296,406    $    449,539    $    631,142    $    783,862    $  2,160,949
-----------------------------------------------------------------------------------------------------------------
PRO FORMA EPS-DILUTED (1)            $       0.07    $       0.10    $       0.13    $       0.16    $       0.47

Wtd Avg Shares Outstanding-Diluted      4,448,275       4,557,154       4,765,987       4,860,406       4,625,647

(1) Quarterly EPS numbers do not add up to EPS for the year due to differences in weighted average shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the six months ended June 30, 2002 was $1,225,416, consisting of net income of $1,224,516, adjusted for non-cash items of depreciation and amortization of $408,783 and warrants issued for compensation of $1,139, plus a net change in the deferred tax asset of $75,000, minus a net change in operating assets and liabilities of $484,022. Accounts receivable increased $465,156 primarily due to the timing of invoicing and collections. Our days outstanding for receivables has remained constant in the 41-43 day range during the first six months of 2002 compared to a 46-47 day range during the first six months of 2001. Inventories increased $142,545 primarily due to two reasons. First, we have been building our safety needle inventory and have been ramping up our other inventory purchases to accommodate our anticipated growth. Second, in March 2002 we announced that Medtronic was moving the packaging of its next generation LVLDS procedural kits to its own facility. Due to the timing of this transfer, we have excess inventory on hand related to the LVLDS product line. Medtronic has advised us that it will either purchase the excess inventory directly, or have us continue to build current generation LVLDS procedural kits and demonstration product and then purchase these items until the excess inventory is used up.

Net cash used in investing activities for the six months ended June 30, 2002 was $1,868,367. Equipment was purchased totaling $1,815,691, primarily related to the automated safety needle manufacturing equipment and our new Enterprise Resource Planning ("ERP") software system that is used to process all of our business transactions. We also had additions to patent rights totaling $52,260 and additions to license agreement rights totaling $416 during the period.

Net cash provided by financing activities for the six months ended June 30, 2002 was $516,890. We made capital lease payments of $43,472 and received cash upon the exercise of options and warrants of $560,362.

As a result, our cash and cash equivalents were $5,224,416 as of June 30, 2002 compared to $5,350,477 at December 31, 2001. Working capital increased from $7,644,968 as of December 31, 2001 to $7,940,404 as of June 30, 2002.

Approximately 61% of our outstanding accounts receivable balance as of June 30, 2002 and 65% of the second quarter sales were related to Medtronic. We have not experienced any problems with payments from Medtronic and does not anticipate problems in the future.

On July 31, 2001, we secured a $2,000,000 line of credit with a financial institution. The agreement calls for interest at the financial institution's base rate with no minimum interest due. The agreement expires on August 1, 2002, and we are currently in the process of renewing the line for an additional year with similar terms and conditions, except for a possible increase in the line to $3,000,000. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. The agreement also contains certain financial covenants, including minimum profitability and a maximum liabilities to net worth ratio. We had no outstanding borrowings under the new agreement at June 30, 2002 or December 31, 2001.

A summary of our contractual cash obligations at June 30, 2002 is as follows:

                                   -----------------------------------------------------------------------------------
                                                                 PAYMENTS DUE BY PERIOD
---------------------------------- -----------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL          2002          2003          2004          2005          2006
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Long-term debt, including
interest                               $294,000       $49,000       $85,000       $85,000       $70,000        $5,000
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating leases                        534,000        89,000       174,000       171,000       100,000             0
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Purchase agreement for
manufacturing equipment                 600,000       600,000             0             0             0             0
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
TOTAL CONTRACTUAL CASH
OBLIGATIONS                          $1,428,000      $738,000      $259,000      $256,000      $170,000        $5,000
---------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

We also have a commercial commitment as described below:

------------------------------- ---------------------------- ---------------------------- ----------------------------
        OTHER COMMERCIAL               TOTAL AMOUNT
           COMMITMENT                    COMMITTED              OUTSTANDING AT 06/30/02       DATE OF EXPIRATION
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

We regularly grant incentive stock options to our employees pursuant to the shareholder-approved 1999 Incentive Stock Option Plan. During the six month period ended June 30, 2002, we granted options to purchase a total of 97,600 shares of our common stock. Of this total, James Hartman (President & CEO) and Mark Kraus (Executive VP and COO) each received grants of 15,000 options on February 11, 2002 at a price of $14.79/share, which was the market price of the stock on that date.

As a Company, we currently do not treat option grants as an expense, but rather report the impact of the grants on our net income through a footnote disclosure in our annual report. Had we reflected the granting of stock options as a current expense, it would have reduced our earnings per share for the year ended December 31, 2001 by $.02 on a fully diluted basis.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, license agreement and property and equipment. We have not experienced significant bad debt expense and our reserve for doubtful accounts of $54,000 should be adequate for any exposure to loss in our accounts receivable as of June 30, 2002. We have also established reserves for slow moving and obsolete inventories and believe the current reserve of $52,000 is adequate. We depreciate our property and equipment and license agreement over their estimated useful lives and we have not identified any items that are impaired.

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

Statements included in this Quarterly Report on Form 10-QSB, in future filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 28, 2002, and other recent filings with the Securities and Exchange Commission. Factors that could cause results to differ materially are: our dependence upon a limited number of key customers for our revenue, including 76% of sales from continuing operations in 2001 and 67% of sales for the first six months of 2002 to Medtronic; our ability to negotiate and enter into a long term supply agreement with Medtronic; our ability to successfully market and sell our safety needles; our dependence upon licensing agreements with third parties for the technology underlying some of our products, especially the safety needle; successful implementation of our safety needle production ramp-up schedule; attracting and retaining key personnel; introduction of competitive products; patent and government regulatory matters; economic conditions; and our ability to raise capital. All such forward-looking statements, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         None

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Company held its annual meeting on April 25, 2002. The results of that meeting were reported on our Form 10-QSB for the quarter ended March 31, 2002.

ITEM 5 - OTHER INFORMATION
         None

ITEM 6(a) - EXHIBITS
         None

ITEM 6(b) - REPORTS ON FORM 8-K
         None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    MEDAMICUS, INC.

Date: July 30, 2002                 By: /s/ James D. Hartman
                                    President, Chief Executive Officer and Chief
                                    Financial Officer