Form 10QSB
period 2002-09-30
MEDAMICUS INC
filed 2002-11-05
CIK 833140

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares of Registrant's Common Stock outstanding on October 31, 2002 was 4,726,093

Transitional Small Business Disclosure Format.  Yes _____  No __X__

                                      INDEX

--------------------------------------------------------------------- ----------
PART I. FINANCIAL INFORMATION                                           PAGE #
--------------------------------------------------------------------- ----------
Item 1.  Financial Statements                                             3-8
--------------------------------------------------------------------- ----------
Item 2.  Management's Discussion and Analysis or Plan of Operation       8-12
--------------------------------------------------------------------- ----------
Item 3.  Controls and Procedures                                          13
--------------------------------------------------------------------- ----------

--------------------------------------------------------------------- ----------
PART II. OTHER INFORMATION
--------------------------------------------------------------------- ----------
Item 1.  Legal Proceedings                                                13
--------------------------------------------------------------------- ----------
Item 2.  Changes in Securities and Use of Proceeds                        13
--------------------------------------------------------------------- ----------
Item 3.  Defaults Upon Senior Securities                                  13
--------------------------------------------------------------------- ----------
Item 4.  Submission of Matters to a Vote of Security Holders              13
--------------------------------------------------------------------- ----------
Item 5.  Other Information                                                13
--------------------------------------------------------------------- ----------
Item 6.  Exhibits and Reports on Form 8-K                                 13
--------------------------------------------------------------------- ----------

--------------------------------------------------------------------- ----------
SIGNATURES                                                                14
--------------------------------------------------------------------- ----------

--------------------------------------------------------------------- ----------
CERTIFICATIONS                                                            15
-------------------------------------------------------------------- ----------

ITEM 1. FINANCIAL STATEMENTS


                                 BALANCE SHEETS

                                                                                      UNAUDITED                AUDITED
                                                                             SEPTEMBER 30, 2002      DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $  5,934,267           $  5,350,477
     Accounts receivable, less allowance for doubtful accounts of
        $57,000 and $22,000, respectively                                             2,266,976              1,882,750
     Inventories, less obsolescence reserve of $64,000 and
        $91,000, respectively (Note 2)                                                1,928,182              1,965,241
     Prepaid expenses and other assets                                                  201,563                 41,906
     Deferred income taxes                                                              100,000                175,000
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                 10,430,988              9,415,374
-----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                        4,966,514              2,937,334
     Office furniture, fixtures and computers                                           874,889                674,854
     Leasehold improvements                                                             897,708                924,243
-----------------------------------------------------------------------------------------------------------------------
                                                                                      6,739,111              4,536,431
     Less accumulated depreciation and amortization                                  (2,023,574)            (2,126,558)
-----------------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                            4,715,537              2,409,873
-----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   License agreement at cost, net of accumulated amortization of
     $229,752 and $41,668, respectively                                               1,818,142              2,005,810
   Patent rights, net of accumulated amortization of
     $76,643 and $59,982, respectively                                                  148,740                 94,750
-----------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                    1,966,882              2,100,560
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
TOTAL ASSETS                                                                       $ 17,113,407           $ 13,925,807
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                              $    592,470           $    820,682
     Accrued expenses                                                                   717,794                791,091
     Income taxes payable                                                             1,070,041                 80,155
     Current maturities of capital lease obligations                                     59,490                 78,478
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                             2,439,795              1,770,406
-----------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current maturities                                 172,283                219,290

-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     2,612,078              1,989,696
-----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
     Preferred stock-undesignated, authorized 1,000,000 shares                                0                      0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,726,093 and 4,601,567 shares, respectively                         47,261                 46,016
     Additional paid-in capital                                                      11,907,046             11,328,818
     Retained earnings                                                                2,547,022                561,277
-----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                           14,501,329             11,936,111
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 17,113,407           $ 13,925,807
=======================================================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   09/30/02         09/30/01         09/30/02         09/30/01
                                                               ------------------------------    ------------------------------
Sales                                                          $  4,541,518     $  3,681,963     $ 13,222,243     $  9,052,935
Cost of sales                                                     2,387,792        1,971,880        7,081,543        4,632,747
---------------------------------------------------------------------------------------------    ------------------------------
GROSS PROFIT                                                      2,153,726        1,710,083        6,140,700        4,420,188
---------------------------------------------------------------------------------------------    ------------------------------

OPERATING EXPENSES:
     Research and development                                       383,312          269,853        1,237,824          829,603
     Selling, general and administrative                            555,142          443,062        1,736,350        1,357,435
---------------------------------------------------------------------------------------------    ------------------------------
TOTAL OPERATING EXPENSES                                            938,454          712,915        2,974,174        2,187,038
---------------------------------------------------------------------------------------------    ------------------------------

---------------------------------------------------------------------------------------------    ------------------------------
OPERATING INCOME                                                  1,215,272          997,168        3,166,526        2,233,150
---------------------------------------------------------------------------------------------    ------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                (5,455)          (7,528)         (17,940)         (70,971)
     Interest income                                                 19,300           29,557           58,753           66,952
     Other                                                           (1,328)          (1,226)          (3,296)          (6,654)
---------------------------------------------------------------------------------------------    ------------------------------
TOTAL OTHER INCOME (EXPENSE)                                         12,517           20,803           37,517          (10,673)
---------------------------------------------------------------------------------------------    ------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT       1,227,789        1,017,971        3,204,043        2,222,477
     Income tax benefit (expense) (Note 4)                         (466,560)        (386,829)      (1,218,298)         534,802
---------------------------------------------------------------------------------------------    ------------------------------
INCOME FROM CONTINUING OPERATIONS                                   761,229          631,142        1,985,745        2,757,279
---------------------------------------------------------------------------------------------    ------------------------------

DISCONTINUED OPERATIONS (NOTE 5)
     Income from operations of discontinued segment                       0           81,458                0          145,964
     Gain from disposal of discontinued segment                           0                0                0        2,896,610
---------------------------------------------------------------------------------------------    ------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                       0           81,458                0        3,042,574
---------------------------------------------------------------------------------------------    ------------------------------

---------------------------------------------------------------------------------------------    ------------------------------
NET INCOME                                                     $    761,229     $    712,600     $  1,985,745     $  5,799,853
---------------------------------------------------------------------------------------------    ------------------------------

EARNINGS PER SHARE (NOTE 3)

     BASIC
          Income from continuing operations                    $       0.16     $       0.15     $       0.42     $       0.65
          Income from discontinued operations                          0.00             0.02             0.00             0.73
---------------------------------------------------------------------------------------------    ------------------------------
     NET INCOME                                                $       0.16     $       0.17     $       0.42     $       1.38
---------------------------------------------------------------------------------------------    ------------------------------

     DILUTED
          Income from continuing operations                    $       0.15     $       0.13     $       0.40     $       0.61
          Income from discontinued operations                          0.00             0.02             0.00             0.68
---------------------------------------------------------------------------------------------    ------------------------------
     NET INCOME                                                $       0.15     $       0.15     $       0.40     $       1.29
---------------------------------------------------------------------------------------------    ------------------------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING
          Basic                                                   4,719,343        4,283,115        4,706,691        4,213,016
          Diluted                                                 4,947,539        4,765,987        4,973,385        4,509,630

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              Common Stock           Additional
                                                       --------------------------      Paid-In      Retained
NINE MONTHS ENDED SEPTEMBER 30, 2002                      Shares         Amount        Capital       Earnings         Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001 (AUDITED)                  4,601,567    $    46,016    $11,328,818    $   561,277    $11,936,111
Options exercised                                           36,100            361         81,903              0         82,264
Warrants exercised                                          88,426            884        495,186              0        496,070
Warrants issued to consultant for services                       0              0          1,139              0          1,139
Net income for the nine month period ended 09/30/02              0              0              0      1,985,745      1,985,745
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2002 (UNAUDITED)               4,726,093    $    47,261    $11,907,046    $ 2,547,022    $14,501,329
-------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                   09/30/02         09/30/01
                                                                                              -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                $  1,985,745     $  5,799,853
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                             650,488          249,436
          Warrants issued for compensation                                                            1,139            1,503
          Gain on sale of Gynecology Division                                                             0       (2,896,610)
          Deferred income taxes                                                                      75,000         (677,546)
          Loss on disposal of equipment                                                                 385
          Changes in operating assets and liabilities, net of the effect of the sale of the
             Gynecology Division:
               Accounts receivable                                                                 (384,226)      (1,069,263)
               Inventories                                                                           37,059         (501,581)
               Prepaid expenses and other assets                                                   (159,657)         (19,251)
               Accounts payable                                                                    (228,212)         417,410
               Accrued expenses                                                                     (73,297)         (83,249)
               Income taxes payable                                                                 989,886                0
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         2,894,310        1,220,702
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net of retirements                                      (2,751,792)      (1,298,578)
     Net cash received from sale of Gynecology Division                                                   0        3,808,380
     Additions to patent rights                                                                     (70,651)         (29,128)
     Acquisition of license agreement                                                                  (416)         (14,000)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                              (2,822,859)       2,466,674
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                                (65,995)         (57,843)
     Payments on note payable to bank                                                                     0       (1,551,047)
     Proceeds from exercise of stock options and warrants                                           578,334          506,796
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 512,339       (1,102,094)
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           583,790        2,585,282
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    5,350,477        1,007,149
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $  5,934,267     $  3,592,431
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                  $      5,455     $     83,399
     Cash paid during the period for income taxes                                              $    153,412     $         --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred for use of equipment                                              $         --     $    103,798
     Other receivable from sale of Gynecology Division                                         $         --     $    288,869
     Stock issued for license agreement                                                        $         --     $  1,000,000
     License agreement payable                                                                 $         --     $  1,000,000

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

The financial statements presented herein as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market. Inventories consist of the following:

                                        SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                        ------------------    -----------------
Purchased parts and subassemblies              $ 1,346,251          $ 1,245,457
Work in process                                    492,637              561,011
Finished goods                                      89,294              158,773
--------------------------------------------------------------------------------
TOTAL INVENTORY                                $ 1,928,182          $ 1,965,241
================================================================================

3. NET INCOME PER SHARE
Basic per-share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive.

4. INCOME TAXES
Income tax expense for the three and nine-month periods ended September 30, 2002 was computed using an estimated combined federal and state tax rate of 38%. Prior to the end of the second quarter of 2001, the Company had maintained a valuation allowance to fully offset its net deferred income tax asset due to the uncertainty of future Company earnings.

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

6. COMMITMENT
During the quarter ended March 31, 2002, the Company entered into an agreement to purchase automated manufacturing equipment for its safety needle products. The total cost of $1.5 million is billed to the Company as its construction progresses. As of September 30, 2002, the Company had paid approximately $1,400,000 under the agreement, leaving a remaining commitment of approximately $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the accompanying financial statements and footnotes.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
At the beginning of 2001, we were conducting business in two distinct operating segments: The PDS Division and the Gynecology Division. On April 25, 2001, we sold the Gynecology Division to CooperSurgical, Inc. for approximately $4,700,000. As a result, we have reported the results of the Gynecology Division as discontinued operations for 2001.

Total revenues from continuing operations were $4,541,518 for the three months ended September 30, 2002, compared to $3,681,963 for the three months ended September 30, 2001, and $13,222,243 for the nine months ended September 30, 2002, compared to $9,052,935 for the nine months ended September 30, 2001, representing a 23.3% and 46.1% increase respectively.

Sales of our core introducer products were $3,299,293 for the three months ended September 30, 2002, compared to $2,168,216 for the three months ended September 30, 2001, and $8,328,822 for the nine months ended September 30, 2002, compared to $5,967,991 for the nine months ended September 30, 2001, representing a 52.2% and 39.6% increase, respectively. The increases for both the three and nine month periods of 2002 were primarily due to increased sales to Bard Access Systems under a new supply agreement that was beginning to ramp up one year ago, as well as increased sales to a number of other new customers that were added during late 2001. We also benefited from a one-time shipment of specialty introducers to Medtronic in the third quarter of 2002. We expect sales of our core introducer products to remain strong for the remainder of 2002 as we continue to ship orders to our new customer base.

Sales of our advanced delivery products were $933,255 for the three months ended September 30, 2002, compared to $1,351,538 for the three months ended September 30, 2001, and $3,987,088 for the nine months ended September 30, 2002, compared to $2,474,014 for the nine months ended September 30, 2001. These sales were primarily comprised of Left Ventricle Lead Delivery System procedural kits and related products sold to Medtronic in support of its launch of the InSyncTM pacing device to treat congestive heart failure. As previously announced, Medtronic began to transition packaging of the next generation of these procedural kits to its own facility in the second quarter of 2002. We are continuing to provide Medtronic several components and demonstration product for the next generation procedural kits and are also continuing to package the current generation procedural kits during the phase-out period. We will be participating in this market in the quarters ahead, but at decreased levels from those seen in 2001 and the first half of 2002.

In the fourth quarter of 2001, we began marketing our Guidewire Introducer Safety Needle that incorporates technology licensed from Med-Design Corporation. We shipped a total of $14,094 and $82,063 worth of safety needles, respectively, in the three and nine-month periods ended September 30, 2002, primarily to companies for market assessment purposes. On June 27, 2002, we announced our first safety needle supply agreement with Bard Endoscopic Technologies and on October 15, 2002 we announced a new supply agreement with Medtronic, Inc. The Medtronic agreement sets forth the terms under which Medtronic will begin including our safety needle as part of Medtronic introducer kits later this year. Additionally, six other companies are, or have advised us that they will be, conducting market studies using the safety needle. We expect sales of this product to accelerate in early 2003 as we continue to formalize distribution relationships and our automated assembly system comes on line.

Contract manufacturing sales were $260,993 for the three months ended September 30, 2002, compared to $106,802 for the three months ended September 30, 2001, and $689,864 for the nine months ended September 30, 2002, compared to $526,323 for the nine months ended September 30, 2001. The increase for both the three and nine month periods of 2002 were due to one customer ordering more products in 2002 than during the comparable periods. Contract manufacturing sales represent sales of products to companies that have brought us a finished product design and asked us to manufacture it for them. We expect contract manufacturing sales to be lower in the fourth quarter of 2002 compared to sales in the third quarter of 2002.

Other sales, which include freight charges to customers and engineering services, totaled $33,883 and $134,406 for the three and nine-month periods ended September 30, 2002, compared to $55,407 and $84,607 for the three and nine-month periods ended September 30, 2001. The three-month decrease and the nine month increase were primarily due to fluctuations in engineering services billings.

Gross profit totaled $2,153,726 for the three months ended September 30, 2002, compared to $1,710,083 for the three months ended September 30, 2001, and $6,140,700 for the nine months ended September 30, 2002, compared to $4,420,188 for the nine months ended September 30, 2001, representing a 25.9% and 38.9% increase, respectively. Gross profit as a percent of sales increased from 46.4% to 47.4% for the comparable three month period and decreased from 48.8% to 46.4% for the comparable nine month period. We expect our gross profit percentage to remain lower over the next several quarters for several reasons. First, we made significant improvements to our infrastructure over the last year to accommodate the anticipated growth of our business. These improvements included expansion of our clean room, the purchase of additional manufacturing equipment, the hiring of additional management personnel and the purchase of a new integrated software system. These infrastructure improvements have added additional overhead costs which are not currently being fully absorbed. Second, we made an investment of $2,047,894 to gain exclusive rights to the arterial safety needle market with Med-Design Corporation which is being amortized over 96 months. We also have purchased automated safety needle assembly equipment with a total estimated cost of $1,600,000 which is expected to come on line in the fourth quarter which will increase our depreciation costs. As we continue to ramp up production of our safety needle and new introducer products over the next year, we should see our gross margins improve as we absorb a greater portion of our infrastructure costs and safety needle investments.

Research and development expenses were $383,312 or 8.4% of sales for the three months ended September 30, 2002, compared to $269,853 or 7.3% of sales for the three months ended September 30, 2001, and $1,237,824 or 9.4% of sales for the nine months ended September 30, 2002, compared to $829,603 or 9.2% of sales for the nine months ended September 30, 2001. These increases were primarily due to increasing our engineering staff and continuing expenditures on a variety of new product development activities. We expect research and development expenditures to remain in the 9-10% of sales range for the remainder of 2002 while we complete certain validation activities on new products and continue working on new product concepts.

Selling expenses were $115,159 or 2.5% of sales for the three months ended September 30, 2002, compared to $76,315 or 2.1% of sales for the three months ended September 30, 2001, and $406,779 or 3.1% of sales for the nine months ended September 30, 2002, compared to $228,052 or 2.5% of sales for the nine months ended September 30, 2001. These increases were primarily due to increased spending on salaries, commissions, trade shows and new marketing materials. We hired a new Director of Sales and Marketing at the end of January 2002 to help drive the sales and marketing efforts for the safety needle product. We also hired a product marketing manager and a sales administrator during the third quarter of 2002 to assist with ramping up our safety needle sales, as well as other new product sales. We expect selling expenses to be higher in the fourth quarter of 2002 than they were in the third quarter of 2002 due to the additional hires and increased expenses associated with marketing activities.

General and administrative expenses were $439,983 or 9.7% of sales for the three months ended September 30, 2002, compared to $366,747 or 10.0% of sales for the three months ended September 30, 2001, and $1,329,571 or 10.1% of sales for the nine months ended September 30, 2002, compared to $1,129,383 or 12.5% of sales for the nine months ended September 30, 2001. The increases in dollars were primarily due to increased spending on accounting fees (primarily tax return preparation), legal fees (contract work), investor relations, depreciation, consulting services and insurance.

Interest income decreased $10,257 and $8,199 and interest expense decreased $2,073 and $53,031 during the three and nine-month periods, respectively. Interest income decreased primarily due to lower interest rates while interest expense decreased for the nine-month period because we utilized the cash from the sale of the Gynecology Division to fully pay-down our line of credit.

As a result, we had net income after taxes of $761,229 or $.15 per diluted share for the three months ended September 30, 2002, compared to net income after taxes of $712,600 for the three months ended September 30, 2001. The net income for the three months ended September 30, 2001 included after tax income of $81,458 from discontinued operations. Net income after taxes for the nine months ended September 30, 2002 was $1,985,745 or $.40 per diluted share, compared to net income for the nine months ended September 30, 2001 of $5,799,853 or $1.29 per diluted share. The net income for the nine months ended September 30, 2001 included the gain on the sale of the Gynecology Division of $2,896,610, recognition of an income tax benefit of $923,000 on remaining net operating tax loss carryforwards, and after tax income from operations of discontinued segment of $145,964.

Because we began recognizing income tax expense in the third quarter of 2001, but did not record income tax expense in prior quarters due to the offsetting losses in the Gynecology Division, a more meaningful comparison of our results from continuing operations would be to apply to previous quarters an income tax expense consistent with the 38% rate used in the second half of 2001 and the first nine months of 2002. Ignoring the effects of the income tax benefit, the income from discontinued operations and the gain from disposal of discontinued segment, the results on a quarterly pro forma basis would have been as follows, assuming a 38% tax rate:


            PRO FORMA SUMMARIZED STATEMENT OF OPERATIONS INFORMATION
 REFLECTING INCOME FROM CONTINUING OPERATIONS AFTER TAX UTILIZING A 38% TAX RATE

------------------------------------------------------------------------------------------------------------------
                                                       2001
------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED
                                      -----------------------------------------------------------
                                         03/31/01        06/30/01        09/30/01        12/31/01          TOTALS
                                      ----------------------------------------------------------------------------
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

The actual results for the first three quarters of 2002 are shown below to give a clear comparison of results between periods.

-----------------------------------------------------------------------------------------------------------------
                                              ACTUAL RESULTS FOR 2002
-----------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                      ------------------------------------------------------------
                                         03/31/02        06/30/02        09/30/02        12/31/02          TOTALS
                                      ----------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS     $   963,754     $ 1,012,500     $ 1,227,789     $        --     $ 3,204,043
   Income tax expense (38%)              (366,988)       (384,750)       (466,560)                     (1,218,298)
-----------------------------------------------------------------------------------------------------------------
NET INCOME                            $   596,766     $   627,750     $   761,229     $        --     $ 1,985,745
-----------------------------------------------------------------------------------------------------------------

EPS-DILUTED                           $      0.12     $      0.13     $      0.15                     $      0.40

Wtd Avg Shares Outstanding-Diluted      4,992,954       4,970,966       4,947,539                       4,973,385

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the nine months ended September 30, 2002 was $2,894,310, consisting of net income of $1,985,745, adjusted for non-cash items of depreciation and amortization of $650,488, warrants issued for compensation of $1,139 and loss on disposal of equipment of $385, plus a net change in the deferred tax asset of $75,000, plus a net change in operating assets and liabilities of $181,553. Accounts receivable increased $384,226 primarily due to the timing of invoicing and collections. Our days outstanding for receivables has remained constant in the 41-44 day range during the first nine months of 2002 compared to a 44-47 day range during the first nine months of 2001. Inventories decreased $37,059 during the comparable periods.

Net cash used in investing activities for the nine months ended September 30, 2002 was $2,822,859. Equipment was purchased totaling $2,751,792, primarily related to the automated safety needle manufacturing equipment and our new Enterprise Resource Planning ("ERP") software system that is used to process all of our business transactions. We also had additions to patent rights totaling $70,651 and additions to license agreement rights totaling $416 during the period.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $512,339. We made capital lease payments of $65,995 and received cash upon the exercise of options and warrants of $578,334.

As a result, our cash and cash equivalents were $5,934,267 as of September 30, 2002 compared to $5,350,477 at December 31, 2001. Working capital increased from $7,644,968 as of December 31, 2001 to $7,991,193 as of September 30, 2002.

Approximately 69% of our outstanding accounts receivable balance as of September 30, 2002 and 66% of our 2002 sales were related to Medtronic. We have not experienced problems with timely payments from Medtronic and do not anticipate problems in the future.

As of September 30, 2002, we had $1,070,041 in accrued income taxes. Due to the safe harbor tax rules, we are allowed to defer payment of the major portion of our income tax liability until we file our 2002 tax return next year. Therefore, the bulk of this amount, as well as any additional accruals in the fourth quarter will be due in full in March 2003, along with a portion of our 2003 estimated income taxes.

On August 28, 2002 we renewed our line of credit with a financial institution and increased the availability on the line to $3,000,000. The agreement calls for interest at the financial institution's base rate with no minimum interest due and expires on August 1, 2003. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. The agreement also contains certain financial covenants, including minimum profitability and a maximum liabilities to net worth ratio. We had no outstanding borrowings under the new agreement at September 30, 2002.

A summary of our contractual cash obligations at September 30, 2002 is as follows:

                                    ----------------------------------------------------------------------------------
                                                                 PAYMENTS DUE BY PERIOD
----------------------------------- ----------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL    REMAINDER
                                                       OF           2003          2004          2005          2006
                                                      2002
----------------------------------- ------------ ------------- ------------- ------------- ------------- -------------
Long-term debt, including
interest                               $274,000       $21,000       $87,000       $87,000       $72,000        $7,000
----------------------------------- ------------ ------------- ------------- ------------- ------------- -------------
Operating leases                        495,000        45,000       176,000       173,000       101,000             0
----------------------------------- ------------ ------------- ------------- ------------- ------------- -------------
Purchase agreement for
manufacturing equipment                 100,000       100,000             0             0             0             0
----------------------------------- ------------ ------------- ------------- ------------- ------------- -------------
TOTAL CONTRACTUAL CASH
OBLIGATIONS                            $869,000      $166,000      $263,000      $260,000      $173,000        $7,000
----------------------------------- ------------ ------------- ------------- ------------- ------------- -------------

We also have a commercial commitment as described below:

------------------------------- ---------------------------- ---------------------------- ----------------------------
       OTHER COMMERCIAL                TOTAL AMOUNT
          COMMITMENT                     COMMITTED             OUTSTANDING AT 09/30/02        DATE OF EXPIRATION
------------------------------- ---------------------------- ---------------------------- ----------------------------
        Line of credit                  $3,000,000                       $0                     August 1, 2003
------------------------------- ---------------------------- ---------------------------- ----------------------------

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for the foreseeable future.

We regularly grant incentive stock options to our employees pursuant to the shareholder-approved 1999 Incentive Stock Option Plan. During the nine month period ended September 30, 2002, we granted options to purchase a total of 103,300 shares of our common stock. Of this total, James Hartman (President &
CEO) and Mark Kraus

(Executive VP and COO) each received grants of 15,000 options on February 11, 2002 at a price of $14.79/share, which was the market price of the stock on that date.

As a Company, we currently do not treat employee stock option grants as an expense on our statement of operations, but rather report the impact of these grants on our earnings through a footnote disclosure in our annual report. Had we reflected the granting of employee stock options as a current expense, it would have reduced our earnings per share for the year ended December 31, 2001 by $.02 on a diluted basis.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are summarized in the footnotes to our financial statements, including those in our Annual Report on Form 10-KSB for the year ended December 31, 2001. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, license agreement and property and equipment. We have not experienced significant bad debt expense and our reserve for doubtful accounts of $57,000 should be adequate for any exposure to loss in our accounts receivable as of September 30, 2002. We have also established reserves for slow moving and obsolete inventories and believe the current reserve of $64,000 is adequate. We depreciate our property and equipment and license agreement over their estimated useful lives and we have not identified any items that are impaired.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In April 2002, the FASB issued Statement 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENTS OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement requires the recognition of a liability for a cost associated with and exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

RISK FACTORS
Statements included in this Quarterly Report on Form 10-QSB, in future filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 28, 2002, and other recent filings with the Securities and Exchange Commission. Factors that could cause results to differ materially include: our dependence upon a limited number of key customers for our revenue, including the fact that 76% of sales from continuing operations in 2001 and 66% of sales for the first nine months of 2002 were to Medtronic; our ability to develop or acquire new products to increase revenues; our dependence upon licensing agreements with third parties for the technology underlying some of our products, especially the safety needle; our ability to negotiate and enter into safety needle supply agreements with major medical device companies and the ability of us and these customers to achieve market acceptance of the safety needle; successful implementation of our safety needle production ramp-up schedule; our ability to attract and retain key personnel; introduction of competitive products; patent and government regulatory matters; economic conditions; and our ability to raise capital in the future. All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 3  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
The Company's Chief Executive Officer and Chief Financial Officer, James D. Hartman, has reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, this officer believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to him by others within the Company.

(b) CHANGES IN INTERNAL CONTROLS.
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS
None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5  OTHER INFORMATION
None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) THE FOLLOWING EXHIBITS ARE INCLUDED HEREIN:
10.1 First Amendment to Credit Agreement between Wells Fargo Bank and Company dated August 28, 2002.
10.2 Revolving Note Agreement between Wells Fargo Bank and Company dated August 28, 2002.
10.3 Supply Agreement between Medtronic, Inc. and Company dated October 11, 2002. **
99.1  Certification pursuant to 18 U.S.C. ss.1350

** Certain portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment under Rule 24b-2. Deleted portions of the exhibit are represented by brackets with asterisks.

(b) REPORTS ON FORM 8-K
On August 12, 2002, the Company filed a Current Report on Form 8-K to furnish under Item 9 of the Form 8-K a certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        MEDAMICUS, INC.

Date: October 31, 2002                  By: /s/ James D. Hartman
                                        President, Chief Executive Officer and
                                        Chief Financial Officer

                                 CERTIFICATIONS


I, James D. Hartman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Medamicus, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  October 31, 2002                  /s/ James D. Hartman
      ----------------                  ----------------------------------------
                                        President, Chief Executive Officer and
                                        Chief Financial Officer