Form 10KSB
period 2002-12-31
MEDAMICUS INC
filed 2003-02-28
CIK 833140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                  For the fiscal year ended December 31, 2002

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ___

The issuer's revenues for its most recent fiscal year were $17,879,234.

The aggregate market value of the Common Shares held by nonaffiliates of the issuer as of February 21, 2003 was approximately $35,890,000.

Common Shares outstanding at February 21, 2003: 4,726,593 shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 24, 2003 are incorporated by reference into Part III of this Form 10-KSB.

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

At the beginning of 2001, we were operating in two distinct operating segments:
The PDS Division and the Gynecology Division. On April 25, 2001, we sold the Gynecology Division to CooperSurgical, Inc. for approximately $4,700,000, recognizing a gain of $2,896,610 on the sale. We continued to manufacture catheters and monitors for CooperSurgical until December 2001, when we transferred the manufacturing responsibilities to it. As a result, we have reported the results of the Gynecology Division as discontinued operations for 2001.

We were incorporated under the laws of the State of Minnesota on August 24, 1981 under the name "MNM Enterprises, Inc." In March 1988, we changed to our current name. Our executive offices are located at 15301 Highway 55 West, Plymouth, Minnesota 55447. Our telephone number is (763) 559-2613.

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

We believe that all vessel introducer sheaths currently marketed, with the exception of our proprietary vessel introducer, are manufactured with small handles on either side of the sheath at the proximal end, and use what is referred to as the "peelable method" of sheath removal. As the physician pulls the handles, the sheath tears apart and can then be removed.

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

Since 1999, we have been working with Medtronic on development and sale of an advanced left ventricle lead delivery system ("LVLDS") to facilitate bi-ventricular stimulation, a treatment for congestive heart failure. In 2002 and 2001, we sold $5.5 million and $4.5 million respectively, of LVLDS procedural kits and components to Medtronic, in support of the launch and worldwide marketing of its InSyncTM pacing device. As previously announced, Medtronic advised us in early 2002 of its intent to begin to assemble the LVLDS kits in its own facility beginning in the second quarter of 2002. We continued to provide Medtronic several components and demonstration product, as well as packaging of the kits during the phase-out period. We expect to continue to sell components for the LVLDS product to Medtronic during 2003, but at a volume significantly less than that achieved during 2002.

We have gained an expertise in guiding and articulating catheters for advanced delivery systems and are working on two development projects with attached supply agreements for companies with innovative new technologies. We expect to continue to expand this portion of our business.

In August 2000, we entered into an agreement with Med-Design Corporation for the right to manufacture and distribute Med-Design's center-line retractable Safety Seldinger Introducer Needle (the "Safety Needle") exclusively in the venous access market and, in September 2001, amended the agreement to gain exclusive rights to the arterial access market. The Safety Needle can be retracted into a protective sheath while still in the patient, greatly reducing the possibility of a needle stick after the needle has been in contact with a patient's blood. There are estimated to be over 1,000,000 accidental needle sticks in the United States each year, and with the risk of acquiring a blood borne disease such as the HIV virus, these needle sticks have received significant attention. In the last several years the Federal Occupational Safety and Health Administration ("OSHA") has recommended the use of safety needles for medical personnel. On November 6, 2000, the President signed the Needlestick Safety and Prevention Act (the "Act"). The Act directed OSHA to revise its Bloodborne Pathogens Standard to set forth in greater detail and make more specific OSHA's requirement for employers to identify, evaluate and implement safer medical devices.

MARKETS AND MARKETING
We estimate that there are approximately 3,500,000 central venous and peripheral access procedures performed worldwide each year in which venous vessel introducers are used. Because the majority of vessel introducers are sold in combination with the sale of infusion catheters, implantable ports or pacing leads, we identified an opportunity to market our vessel introducer with the catheters, implantable ports or pacing leads of other medical device manufacturers. Accordingly, we have entered into agreements with Medtronic, Inc. and with Bard Access Systems, a subsidiary of C. R. Bard, Inc., for the inclusion of our introducers in kits sold in their respective markets.

Medtronic, which we believe has the largest worldwide market share of pacing leads, is currently purchasing our sterilized introducer kits, that include a syringe, hypodermic needle and guide wire, as well as the vessel introducer, that are packaged by us in boxes designed by Medtronic. Medtronic markets our vessel introducer with the slitting device worldwide under its own trade name, "SOLO-TRAKTM". Medtronic has indicated that approximately 30% of its introducer sales consist of SOLO-TRAK, and the remainder of the sales are peelable introducers. We also manufacture and package a peelable introducer in similar kits for Medtronic.

In October 2002, we entered into a five-year supply agreement with Medtronic which superceded all previous supply agreements between the companies. The agreement named us as exclusive supplier of all standard right side pacing procedure kits. There are no minimum purchase obligations associated with the agreement, but Medtronic is obligated to purchase all of its requirements for certain delivery systems and procedure kits manufactured by us.

In April 2000, we signed an agreement with Bard Access Systems, the largest user of venous introducers in the world, to become its primary introducer supplier. During 2001, we completed initial shipments of a complete line of venous introducers and, as of the end of 2001, were shipping Bard the full complement of our product. Our results for 2002 reflect a full year of venous introducer sales to Bard, which contributed to Bard's increased percentage of our overall sales.

For the years ended December 31, 2002 and 2001, Medtronic accounted for 67% and 76% of our sales from continuing operations. The loss of Medtronic as a customer would have a material adverse effect on us. Although sales to Bard were approximately 13% of sales from continuing operations in 2002, we anticipate that sales to Bard will increase during 2003 due to the supply agreement that we have in place.

There are approximately 3-4 million needles used each year in venous access procedures and another 7-10 million used in arterial access procedures. In the venous markets, needles are typically included in a kit with the other components necessary to conduct a procedure. Under the terms of our supply agreement, Medtronic has committed to include our safety needle in its procedural kits for US distribution in the pacing lead market starting early in 2003. We believe our current OEM strategy for introducers is a logical distribution method for the safety needle in the venous market. In the arterial market, needles are typically sold in individual sterile packages. We are currently exploring a variety of distribution options for this market, such as independent distributors, OEM relationships and partnerships with existing needle and other medical supply companies.

At the start of 2002, we commenced the development of an internal sales and marketing department, a change from our previous strategy of using independent sales representatives to market our products. Since that time we have hired a Director of Sales and Marketing, three Product Managers and a Customer Service Representative. We have expanded our advertising budget and also intend to establish a market presence in Europe in 2003.

MANUFACTURING
Vessel introducers manufactured by us are either packaged in a "kit" with other components, as is the case with product we sell to Medtronic, or sold as a component set consisting of a sheath, dilator and slitter for our proprietary introducer, or a sheath and dilator if the customer orders a peelable introducer. The sheath and dilator for our proprietary introducer and the peelable introducer are manufactured from plastic tubing that is acquired from outside sources and fabricated by us, while the slitter is injection molded by us. We have designed and constructed a number of pieces of production and packaging equipment and have purchased the remainder from outside sources. The vessel introducer kits are packaged in our clean room facility. We presently obtain several components, raw materials and sterilization services from sole suppliers, but believe that all components, raw materials and sterilization services are readily available from several sources. Although Medtronic has the right to approve suppliers, we believe any one of these alternative sources would be acceptable.

We purchase raw needles from an outside source for the manufacture of the Safety Needle. We engage a high-volume plastics manufacturer to produce the components of the Safety Needle and we assemble the Safety Needle in our own clean room using fixtures developed by us.

In January 2002, we signed an agreement with a nationally recognized automated equipment manufacturer to develop an automated system for assembly of the needle at a cost of approximately $1.5 million. We anticipate the system will be operational in the first quarter of 2003 and will provide capacity to manufacture up to 10,000,000 needles per year.

COMPETITION
Our vessel introducers compete with other vessel introducers, all of which utilize the peel-away method. We believe that the four major competitors in the venous vessel introducer market are Cook Incorporated, Bloomington, Indiana; Daig Corporation, Minnetonka, Minnesota (owned by St. Jude Medical, Saint Paul, Minnesota); B. Braun of America Company, Allentown, Pennsylvania; and TFX Medical, a subsidiary of Teleflex Incorporated, Jaffrey, New Hampshire. Daig, B. Braun and TFX Medical market their vessel introducers primarily by establishing distribution arrangements with existing companies in the medical field, which is the same strategy that we follow. Cook markets a variety of vessel introducer kits through distributors and with a direct sales force. Each of these competitors has significantly greater financial, personnel and other resources than we have.

While there are many needle manufacturers in the United States, we believe that we and Merit Medical Systems are the only companies that have an FDA-approved device for guidewire introducer applications in the venous and arterial access markets that meets the requirements of the Needlestick Safety and Protection Act.

RESEARCH & DEVELOPMENT
Over the past year, we have significantly increased our product development activities in order to broaden and improve our venous vessel introducer product offering and to expand our customer base. We believe that with the trend towards less invasive surgical procedures, there will be increasing demand for vessel introducers and delivery systems. We intend to increase our research and development spending in 2003 as we continue to work on development of a number of introducer products and enhancements to our existing products. There can be no assurance that our development efforts will result in additional revenue. Although we have utilized outside specialists on a contract basis and expect to continue to do so, our research and development activities have been carried out primarily by our employees. For years ended December 31, 2002 and 2001, we spent $1,661,373 and $1,157,623, respectively, on research and development activities directly related to introducer, safety needle and delivery system products.

CONTRACT MANUFACTURING
Since October 1985, we have performed contract manufacturing services for a variety of medical device companies in the Minneapolis and Saint Paul, Minnesota metropolitan area, and currently manufacture two medical products for one company and one medical product for another company. For the years ended December 31, 2002 and 2001, contract manufacturing revenues were approximately 5% of sales from continuing operations. We expect contract manufacturing revenues for 2003 to be less than 5% of our overall revenue.

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

If a Class II device is substantially equivalent to an existing device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Premarket Notification Submission (510(k)) under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that it be provided with clinical test results demonstrating the safety and efficacy of the device.

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

Our devices may also be subject to regulation in foreign countries in order to conduct business in the European Community. Medtronic, Bard Access and any other entity with whom we would develop a distribution relationship, are responsible for obtaining approval from the foreign countries in which they desire to sell the vessel introducers manufactured by us. On March 11, 1999, we received our ISO 9001 certification and also received an EC certificate, allowing us to place the CE Mark on our products for sale in Europe. Should we elect to use independent distributors in countries outside the European Community, we may be responsible for obtaining approval to sell in those countries.

INTELLECTUAL PROPERTY
We have made and continue to make, when appropriate, efforts to obtain patents on new products and improvements to existing products. Certain aspects of the vessel introducer are the subject of United States Patent Number 4,997,424, issued on March 5, 1991. The patent has been assigned to us by the inventor, Richard L. Little, our former President and Chief Executive Officer, and expires in the year 2008.

The introducer patent covers a means for attaching a slitter with a recessed blade to a catheter or pacing lead for the purpose of removing a sheath from the catheter or pacing lead. We have received additional patent protection on other features of our vessel introducers.

Due to the rapid technological changes experienced in the medical device industry, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

EMPLOYEES
As of February 21, 2003, we employed 131 persons, consisting of 130 full-time employees and 1 part-time employee.

ITEM 2.  DESCRIPTION OF PROPERTY
Our administrative, manufacturing and research and development facilities, consisting of approximately 31,337 square feet, are located at 15301 Highway 55 West, Plymouth, Minnesota 55447. We lease these facilities pursuant to a five-year lease that commenced on August 1, 2000 and expires July 31, 2005. The lease provides for up to three one-year extensions that are automatic if we do not give a six-month notice of evacuation. The lease calls for base rent payments of $14,187 per month. In addition, we will be charged for a portion of the common area maintenance expenses and real estate taxes which approximate $6,500 per month. The base rent can increase yearly based on the consumer price index.

ITEM 3.  LEGAL PROCEEDINGS
None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
None


                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock has been traded on the SmallCap System of the Nasdaq Stock Market(SM) under the symbol MEDM since September 1991. The table below shows the high and low closing sales prices for the quarters indicated.

               ------------------------- ------------------------- ------------------------- -------------------------
                    FIRST QUARTER             SECOND QUARTER            THIRD QUARTER             FOURTH QUARTER
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
YEAR               LOW         HIGH          LOW         HIGH          LOW         HIGH          LOW         HIGH
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
2001               3.44         5.13         3.50         10.15        9.16         18.91        14.15        18.89
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
2002              10.84        18.65         7.45         10.20        6.26          8.00         6.03         8.69
-------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------

As of February 21, 2003, we had approximately 158 record holders and 2,200 beneficial holders of our common stock. We have not paid cash dividends in the past and do not expect to do so in the foreseeable future.

OTHER INFORMATION REGARDING EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2002. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

                        SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

-------------------------------------- ------------------------ ------------------------- ----------------------------
                                         NUMBER OF SHARES OF                              NUMBER OF SHARES OF COMMON
                                         COMMON STOCK TO BE         WEIGHTED-AVERAGE       STOCK REMAINING AVAILABLE
                                        ISSUED UPON EXERCISE       EXERCISE PRICE OF       FOR FUTURE ISSUANCE UNDER
                                           OF OUTSTANDING         OUTSTANDING OPTIONS,     EQUITY COMPENSATION PLANS
PLAN CATEGORY                           OPTIONS, WARRANTS AND     WARRANTS AND RIGHTS
                                               RIGHTS
-------------------------------------- ------------------------ ------------------------- ----------------------------
EQUITY COMPENSATION PLANS APPROVED
BY STOCKHOLDERS:
-------------------------------------- ------------------------ ------------------------- ----------------------------
1989 Stock Option Incentive Plan               103,500                   $1.39                         0
-------------------------------------- ------------------------ ------------------------- ----------------------------
Stock Option Incentive Plan (1999)             241,400                   $7.92                      140,600
-------------------------------------- ------------------------ ------------------------- ----------------------------
1996 Non-Employee Director and                  9,000                    $3.02                         0
Medical Advisory Board Stock
Option Plan
-------------------------------------- ------------------------ ------------------------- ----------------------------
1999 Non-Employee Director and                 101,500                   $6.76                      63,500
Medical Advisory Board Stock
Option Plan
-------------------------------------- ------------------------ ------------------------- ----------------------------

-------------------------------------- ------------------------ ------------------------- ----------------------------
EQUITY COMPENSATION PLANS NOT
APPROVED BY SHAREHOLDERS:
-------------------------------------- ------------------------ ------------------------- ----------------------------
1991 Non-Qualified Plan                        87,500                    $1.48                         0
-------------------------------------- ------------------------ ------------------------- ----------------------------

-------------------------------------- ------------------------ ------------------------- ----------------------------
TOTALS                                         542,900                   $5.34                      204,100
-------------------------------------- ------------------------ ------------------------- ----------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We are a medical products company that generates revenue from (i) the design, development and manufacturing of medical devices consisting of percutaneous vessel introducers, safety needles and related vascular products, and (ii) the manufacture of medical devices and components for other medical product companies on a contract basis. During 2002, we had net sales of $17.9 million, consisting of sales of core introducer products of $11.1 million, advanced delivery products sales of $5.5 million, safety needle sales of $180,000, contract manufacturing sales of $863,000 and other sales of $214,000.

At the beginning of 2001, we were conducting business in two distinct operating segments: The PDS Division and the Gynecology Division. On April 25, 2001, we sold the Gynecology Division to CooperSurgical, Inc. for approximately $4,700,000, recognizing a gain of $2,896,610 on the sale. We continued to manufacture catheters and monitors for CooperSurgical until December 2001, when we transferred the manufacturing responsibilities to it. As a result, we have reported the results of the Gynecology Division as discontinued operations for 2001.

RESULTS OF OPERATIONS
Total revenues from continuing operations were $17,879,234 for 2002 compared to $13,647,667 for 2001, representing a 31.0% increase.

Sales of our core introducer products were $11,077,387 in 2002, compared to $8,092,197 in 2001, representing a 36.9% increase. The increase was primarily due to increased sales to Bard Access Systems under the April 2000 supply agreement that was beginning to ramp up one year ago, as well as increased sales to a number of other customers that were added during late 2001. We also benefited from a one-time shipment of specialty introducers to Medtronic in the third quarter of 2002. We expect sales of our core introducer products to increase sharply in 2003 as we begin to benefit from the launch of several new introducer products to the marketplace.

Sales of our advanced delivery products were $5,544,203 in 2002, compared to $4,520,264 in 2001, representing a 22.7% increase. These sales were primarily comprised of LVLDS procedural kits and components sold to Medtronic in support of its launch of the InSyncTM pacing device to treat congestive heart failure. In early 2002, Medtronic advised us of its intent to begin to assemble the LVLDS kits in its own facility beginning in the second quarter of 2002. While we continued to provide LVLDS kits and components to Medtronic subsequent to its anticipated transition date, sales for the last two quarters of 2002 were each approximately $500,000 less than the comparable periods from a year earlier. We expect to continue to sell components for the LVLDS product to Medtronic during 2003, but at a volume significantly less than that achieved during 2002.

In the fourth quarter of 2001, we began marketing our Guidewire Introducer Safety Needle that incorporates technology licensed from Med-Design Corporation. Sales of safety needles were $180,459 in 2002, compared to $87,550 in 2001. On June 27, 2002, we announced our first safety needle supply agreement with Bard Endoscopic Technologies and on October 15, 2002 we announced a new supply agreement with Medtronic, Inc. The Medtronic agreement sets forth the terms under which Medtronic will begin including our safety needle as part of Medtronic introducer kits for U.S. distribution early in 2003. Additionally, six other companies are, or have advised us that they will be, conducting market studies using the safety needle. We expect sales of this product to accelerate in 2003 as we continue to formalize distribution relationships and our automated assembly system comes on line.

Contract manufacturing sales were $863,102 in 2002, compared to $738,127 in 2001, representing a 16.9% increase. The increase was due to one customer ordering more product in 2002 compared to 2001. Contract manufacturing sales represent sales of products to companies that have brought us a finished product design and asked us to manufacture it for them. We expect contract manufacturing sales to be flat or slightly lower in 2003.

Other sales, which include freight charges to customers and engineering services, totaled $214,083 and $209,529 for the years ended December 31, 2002 and 2001, respectively. Engineering services represent contract development work that we do on behalf of our customers.

Gross profit totaled $8,375,544 in 2002, compared to $6,604,768 in 2001, representing a 26.8% increase. Gross profit as a percent of sales decreased from 48.4% to 46.9% for the comparable periods. We expect our gross profit percentage to remain lower during 2003 for two reasons. First, we made significant improvements to our infrastructure over the last year to accommodate the anticipated growth of our business. These improvements included expansion of our clean room, the purchase of additional manufacturing equipment, the hiring of additional management personnel and the purchase of a new integrated software system. These infrastructure improvements have added additional overhead costs that are not currently being fully absorbed. Second, we made an investment of $2,047,894 to gain exclusive rights to the arterial safety needle market with Med-Design Corporation that is being amortized over 98 months. We also have purchased automated safety needle assembly equipment with a total estimated cost of $1,700,000 that is expected to come on line in the first quarter of 2003 which will increase our depreciation costs. As we continue to ramp up production of our safety needle and new introducer products, we should see our gross margins begin to improve as we absorb a greater portion of our infrastructure costs and safety needle investments.

Research and development expenses were $1,661,373 or 9.3% of sales in 2002, compared to $1,157,623 or 8.5% of sales in 2001. These increases were primarily due to increasing our engineering staff and continuing expenditures on a variety of new product development activities. We plan to spend approximately 10% of our sales dollars in 2003 on research and development activities in order to continue to generate new products for our customers.

Selling expenses were $529,224 or 3.0% of sales in 2002, compared to $351,303 or 2.6% of sales in 2001. These increases were primarily due to increased spending on salaries, commissions, trade shows and new marketing materials. We hired a new Director of Sales and Marketing in January 2002 to help drive the sales and marketing efforts for the safety needle product. We also hired a Product Marketing Manager and a Sales Administrator during the third quarter of 2002 to assist with ramping up our safety needle sales, as well as other new product sales. We intend to add two additional product managers in early 2003 in an effort to expand our sales activities and develop a presence in the European market. Therefore we expect selling expenses to be higher in 2003.

General and administrative expenses were $1,743,493 or 9.8% of sales in 2002, compared to $1,609,057 or 11.8% of sales in 2001. The increases in dollars were primarily due to increased spending on accounting fees (primarily tax return preparation), legal fees (contract work), investor relations, depreciation, consulting services and insurance. We expect general and administrative expenses to be approximately 9-10% of sales in 2003.

Interest income decreased $7,567 and interest expense decreased $55,058 during the comparable periods. Interest income decreased primarily due to lower interest rates while interest expense decreased because we utilized some of the cash from the sale of the Gynecology Division to fully pay-down our line of credit in April 2001.

As a result, we had net income after taxes of $2,858,634 or $.57 per diluted share for 2002, compared to net income of $6,619,763 or $1.43 per diluted share for 2001. The net income for 2001 included the gain on the sale of the Gynecology Division of $2,896,610, recognition of an income tax benefit of $923,000 on unutilized net operating tax loss carryforwards, and after tax income from operations of discontinued segment of $182,012.

On April 25, 2001, we completed the sale of our Gynecology Division to CooperSurgical, Inc. recognizing a gain of $2,896,610. Sales from this division were approximately $2.7 million in 2001. We continued to manufacture catheters and monitors for CooperSurgical until December 2001, when we transferred the manufacturing responsibilities to it. The income recognized under this agreement during 2001 is included in the results from discontinued operations.

At the beginning of 2001, we had approximately $5,900,000 of net operating tax loss carry-forwards ("NOL's") and research and development tax credits. During the course of 2001, the NOL's were substantially utilized to offset income from continuing and discontinued operations as well as offsetting the gain on the sale of the Gynecology Division. Upon the sale of the Gynecology Division in April 2001, it became highly probable that the remaining NOL's would be subsequently realized. Therefore, we recorded a one-time income benefit of $923,000 in the second quarter of 2001 resulting from the elimination of the valuation allowance on the remaining deferred tax assets. Beginning in the third quarter of 2001, our quarterly financial statements reflect an effective tax rate of 38 percent.

Because we began recognizing income tax expense in the third quarter of 2001 but did not record income tax expense in prior quarters due to the offsetting losses in the Gynecology Division, a more meaningful comparison of our results from continuing operations would be to apply to previous quarters an income tax expense consistent with the rate used in the second half of 2001, and subsequent thereto. Ignoring the effects of the income tax benefit, the income from discontinued operations and the gain from disposal of discontinued segment, the results on a quarterly pro forma basis would have been as follows, assuming a 38% tax rate:

            PRO FORMA SUMMARIZED STATEMENT OF OPERATIONS INFORMATION
 REFLECTING INCOME FROM CONTINUING OPERATIONS AFTER TAX UTILIZING A 38% TAX RATE

-----------------------------------------------------------------------------------------------------------------
                                                  2001
-----------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED
                                       -----------------------------------------------------------
                                             03/31/01      06/30/01       09/30/01       12/31/01         TOTALS
                                       --------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS           $ 478,074     $ 725,063    $ 1,017,971    $ 1,264,293    $ 3,485,401
   Income tax expense                        (181,668)     (275,524)      (386,829)      (480,431)    (1,324,452)
-----------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                        $ 296,406     $ 449,539      $ 631,142      $ 783,862    $ 2,160,949
-----------------------------------------------------------------------------------------------------------------

PRO FORMA EPS-DILUTED (1)                       $0.07         $0.10          $0.13          $0.16          $0.47

Wtd Avg Shares Outstanding-Diluted          4,448,275     4,557,154      4,765,987      4,860,406      4,625,647

(1) Quarterly EPS numbers do not add up to EPS for the year due to differences in weighted average shares outstanding.

                                           ACTUAL RESULTS
-----------------------------------------------------------------------------------------------------------------
                                                2002
-----------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED
                                       -----------------------------------------------------------
                                             03/31/02      06/30/02       09/30/02       12/31/02         TOTALS
                                       --------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS           $ 963,754   $ 1,012,500    $ 1,227,789    $ 1,288,530    $ 4,492,573
   Income tax expense                        (366,988)     (384,750)      (466,560)      (415,641)    (1,633,939)
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                  $ 596,766     $ 627,750      $ 761,229      $ 872,889    $ 2,858,634
-----------------------------------------------------------------------------------------------------------------

EPS-DILUTED                                     $0.12         $0.13          $0.15          $0.18          $0.57

Wtd Avg Shares Outstanding-Diluted          4,992,954     4,970,966      4,947,539      4,950,535      4,973,966

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2002, we had unrestricted cash and cash equivalents of $7,304,362, compared to $5,350,477 as of December 31, 2001. Net cash provided by operating activities during 2002 was $4,715,212, consisting of net income of $2,858,634, adjusted for non-cash items of depreciation and amortization of $898,267. Other material changes that affected operating activities was a reduction in the deferred tax asset of $225,000, plus a net change in operating assets and liabilities from our continuing business of $731,789.

Net cash used in investing activities during 2002 was $3,258,999, consisting primarily of the purchase of equipment totaling $3,160,775 and additions to patent rights totaling $97,808 during the period.

Net cash provided by financing activities during 2002 was $497,672. We made principal debt payments of $82,356 that was offset by proceeds from option and warrant exercises of $580,028.

On December 31, 2001 we had 108,479 warrants outstanding with an exercise price of $5.61 per share, expiring on January 20, 2002. Through January 20, 2002, 88,426 of these warrants had been exercised, netting us an additional $496,070 in cash that was not reflected in the December 31, 2001 balance sheet. The remaining 20,053 warrants expired on that date.

On August 28, 2002, we renewed our line of credit with a financial institution and increased the availability on the line to $3,000,000. The line of credit agreement calls for interest at the financial institution's base rate with no minimum interest due and expires, if not renewed, on August 1, 2003. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. The agreement also contains certain financial covenants, including minimum profitability and a liabilities to net worth ratio limitation. We had no outstanding borrowings under the new agreement at December 31, 2002.

As of December 31, 2002, our current assets exceeded current liabilities by $8,857,648, with a current ratio of 4.1 to 1, compared to working capital of $7,644,968 or a current ratio of 5.3 to 1 as of December 31, 2001. Accounts receivable increased by $204,916 from $1,882,750 as of December 31, 2001 to $2,087,666 as of December 31, 2002. This increase was primarily due to higher sales levels in 2002 over 2001. Receivables, as a percentage of sales, decreased between the comparable periods. Inventory increased $153,430 and accounts payable decreased $197,917 during the comparable periods, primarily in support of our increased sales.

At December 31, 2002, our income tax payable account was approximately $1.25 million. We are required to pay a significant portion of that amount in March 2003 along with certain estimated tax obligations for fiscal 2003. Accordingly, we will experience a significant decrease in both our cash balance and income tax payable account in March 2003.

A summary of our contractual cash obligations at December 31, 2002 is as follows:

                                    -----------------------------------------------------------------------------------
                                                                  PAYMENTS DUE BY PERIOD
----------------------------------- -----------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                    TOTAL          2003          2004          2005          2006          2007
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Long-term debt, including
interest                                $244,975       $85,359       $85,359       $69,500        $4,757            $0
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating leases                         475,360       178,588       177,962       106,400         7,091         5,319
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
TOTAL CONTRACTUAL CASH
OBLIGATIONS                             $720,335      $263,947      $263,321      $175,900       $11,848        $5,319
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

We also have a commercial commitment as described below:

------------------------------- ---------------------------- ---------------------------- ----------------------------
        OTHER COMMERCIAL               TOTAL AMOUNT
          COMMITMENT                    COMMITMENT             OUTSTANDING AT 12/31/02        DATE OF EXPIRATION
------------------------------- ---------------------------- ---------------------------- ----------------------------
        Line of credit                  $3,000,000                       $0                     August 1, 2003
------------------------------- ---------------------------- ---------------------------- ----------------------------

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2003.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are summarized in the footnotes to our financial statements. The most critical policies are also discussed below.

REVENUE RECOGNITION. We recognize revenue in accordance with Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Revenues are recognized when all of the following criteria are met: when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Amounts billed to customers under service contracts are deferred and recognized as income over the term of the agreement and related service contract costs are recognized as incurred.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $60,000 should be adequate for any exposure to loss in our December 31, 2002 accounts receivable.

ALLOWANCE FOR EXCESS AND OBSOLETE INVENTORY. Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for slow moving and obsolete inventories and believe the reserve of $59,000 at December 31, 2002 is adequate.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS. As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are the license agreement and property and equipment. We depreciate our property and equipment and license agreement over their estimated useful lives and we have not identified any items that are impaired.

The realization of our investments in the license agreement and manufacturing equipment related to the safety needle (aggregate investment of approximately $3,865,000 at December 31, 2002) is dependent upon attaining a sustained level of sales of this product. We currently are comfortable projecting a level of future sales that is more than sufficient to allow us to fully realize the investments we have made in the safety needle product. However, if actual sales fail to reach these levels, our investments made in this product may not be fully realizable in the future. Please refer to the "Risk factors" caption below for a discussion of factors that will have an effect on our ability to attain a sustained level of safety needle sales.

If we determine that the carrying value of these operating assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2002, the FASB issued Statement 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENTS OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

In January 2003, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements will be effective for the Company's March 31, 2003 10-Q. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the December 31, 2002 financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FASB Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in FASB Statement No. 5, ACCOUNTING FOR CONTINGENCIES, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The December 31, 2002, financial statements have incorporated the enhanced disclosure requirements of Interpretation No. 45, as presented in Note 1 to the financial statements under the caption "Product warranty."

FORWARD LOOKING STATEMENTS
Statements included in this Annual Report on Form 10-KSB, in the letter to shareholders, in our quarterly reports, in filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some of these statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in the section of this Annual Report on Form 10-KSB entitled "Risk Factors." All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

RISK FACTORS
The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

WE HAVE ONE MAJOR CUSTOMER.
Medtronic accounted for approximately 67% and 76% of our total sales from continuing operations in 2002 and 2001, respectively. We anticipate that our expected near-term future growth in sales will be tied in part to Medtronic's sales of its existing products, as well as new products incorporating our products as components. Because we anticipate that sales of our components and kits to Medtronic for use in its Left Ventricle Lead Delivery Systems ("LVLDS") will decrease, we are attempting to expand our customer base and our product offerings. We cannot ensure that we will be successful in making sales to new customers, increasing sales to existing customers other than Medtronic or developing and marketing new products. To the extent that we do not expand our customer base and product offerings, sales to Medtronic will continue to account for a major portion of our revenues, making us vulnerable to the risks described below.

On October 11, 2002, we entered into a supply agreement with Medtronic that requires Medtronic to purchase exclusively from us all of its requirements for certain delivery systems and introducer kits manufactured by us for a period of five years. The supply agreement also sets forth the terms under which Medtronic will begin including our Axia RSN(TM) retractable guidewire introducer safety needle as part of Medtronic's introducer kits.

There are no minimum purchase obligations under the supply agreement for our current products or any future products we may develop. If sales of Medtronic's products that incorporate our products as components decrease or if Medtronic does not develop new products incorporating our products as components, future sales of our products to Medtronic and our results of operations would be adversely affected. Further, any action by Medtronic to discontinue any of its products that incorporate our products, to redesign or change the technical requirements for its products so that our products would not meet those requirements, or to otherwise limit or discontinue its purchases from us would have a material adverse impact on sales of our products and, consequently, our financial results. In addition, although under the terms of the supply agreement, Medtronic has agreed to begin including our Axia RSN(TM) retractable guidewire introducer safety needles as part of its introducer kits, if Medtronic's customers determine not to use the safety needle, or request that they not be included in the introducer kits, then our anticipated future revenue for the sale of this product may not develop.

In addition, under the supply agreement, if we fail to supply certain products, Medtronic may manufacture and sell these products or have these products manufactured by another party. Our failure to supply these products would result in a loss of sales to Medtronic and would have a material adverse impact on our revenues. Moreover, the supply agreement establishes the pricing Medtronic receives with respect to each product and provides that if we extend more favorable pricing to any other customer, that same pricing will also be extended to Medtronic. Further, a reduction in our pricing with Medtronic would likely result in a decline in our overall revenue.

The loss of Medtronic as a customer or a decrease in sales to Medtronic at the current time would have a material adverse affect on our business.

WE DEPEND UPON THE SAFETY NEEDLE LICENSING AGREEMENT AND SUCCESSFUL INTRODUCTION OF THE SAFETY NEEDLE. A significant element of our growth strategy is focused on successfully manufacturing and marketing the Safety Needle licensed from Med-Design Corporation. We currently have the exclusive right to make, use and sell Med-Design Corporation's center-line retractable Safety Needle in the venous market, in the arterial access market and other related fields. Under the terms of the License Agreement, we must sell designated quantities of product each year to retain exclusive rights to the technology and must pay as much as 20 percent of our revenues to Med-Design as royalties. There is no assurance that we can manufacture the Safety Needle at a cost, or sell the Safety Needle at a price, that will result in an acceptable rate of return for us. In order to sell enough Safety Needles to retain our license, we must develop customers in the arterial market, a market in which we currently have no customers and no marketing experience. There is no assurance that we can successfully penetrate the arterial market. In 2002, we acquired a $1.5 million automated assembly system to manufacture Safety Needles. The Company is in the process of qualifying the equipment with the equipment manufacturer and expects the equipment to become operational in early 2003. If we fail to penetrate and achieve significant sales of Safety Needles, or if we lose our ability to market and sell the Safety Needle, our future prospects would be materially adversely affected.

OUR FUTURE GROWTH WILL BE DEPENDANT UPON OUR ABILITY TO ENTER THE ARTERIAL ACCESS MARKET.
A significant portion of our current revenue is dependent upon sales to the venous markets. In addition to the Safety Needle, we intend to introduce new products for the arterial access market in 2003, including a hemo-stasis valve and a safety dilator. These products will be designed to be used in procedures such as angiography, angioplasty and implantation of stents. Because we currently do not participate in the arterial access market, we will need to develop relationships with major participants in this market, which in many cases are different from our existing customers. There can be no assurance that we will be able to develop these relationships and successfully sell into this market

WE MAY NEED ADDITIONAL CAPITAL.
We received payments totaling $4.7 million in 2001 and 2002 from the sale of the Gynecology Division. We used $1.6 million of these funds to pay off our bank line of credit and closed the line of credit. We had $7.3 million in cash and cash equivalents as of December 31, 2002. We also have established a new $3.0 million line of credit with the bank that expires on August 1, 2003. While we believe that we have sufficient cash to fund our planned operations, there is no assurance that we will not need additional capital in the future to fund our operations. If we are successful in acquiring one or more additional businesses, we anticipate that we will use some of our cash for the acquisition. Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.

WE HAVE ONLY ATTAINED PROFITABILITY RECENTLY.
We became public in 1991 and incurred losses in each of the years since that date until the year ended December 31, 2000. For the year ended December 31, 2000, we reported net income of $161,918 and for the year ended December 30, 2001, we reported net income of $6,619,763, consisting of $3,541,141 from continuing operations, which includes a one-time income tax benefit of $923,000 resulting from the elimination of the valuation allowance on deferred tax assets, $182,012 from discontinued operations and $2,896,610 from the sale of the Gynecology Division. For the year ended December 31, 2002, we had net income of $2,858,634. While the remaining percutaneous delivery product business has been profitable over the past several years, there is no assurance that we will be able to maintain profitable operations in the future.

THE GOVERNMENT HEAVILY REGULATES OUR BUSINESS.
The medical products that we sell and propose to sell are subject to regulation by the FDA and by comparable agencies in certain states and foreign countries. The process of complying with requirements of the FDA and other agencies can be costly and time consuming. We have received clearance from the FDA to market our vessel introducer products as well as the safety needle. There is no assurance that any future additional clearance can be obtained. In addition, once obtained, these clearances are subject to review, and later discovery of previous unknown problems may result in restrictions on the marketing of a product or withdrawal of the product from the market. We are also subject to certain FDA regulations governing manufacturing practices, packaging and labeling.

WE DEPEND ON PATENTS AND PROPRIETARY TECHNOLOGY.
Our success may depend on our ability to obtain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. The United States Patent and Trademark Office first issued patents covering certain aspects of our vessel introducer in March 1991. In addition, we have applied for patent protection on additional aspects of the vessel introducer. There can be no assurance that any future patent protection will be granted, that the scope of any patent protection will exclude competitors or that any of our patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. We also rely upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent trade secrets or otherwise gain access to our proprietary technology.

WE DEPEND ON OUR KEY PERSONNEL.
Failure to attract and retain skilled personnel could hinder our research and development and manufacturing efforts. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial and technical personnel. The inability to retain or attract qualified personnel could have a significant negative effect upon our efforts and thereby materially harm our business and financial condition.

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE.
We are faced with intense competition and rapid technological and industry change and, if our competitors' existing products or new products are more effective or superior to our products, the commercial opportunity for our products will be reduced or eliminated. We face intense competition from other device manufacturers. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we have. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval, and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner. The medical device industry is generally characterized by rapid technological change, changing customer needs, and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations.

WE RISK PRODUCT LIABILITY CLAIMS AND PRODUCT RECALL.
The manufacture and sale of medical products entails significant risk of product liability claims or product recalls. Our existing insurance coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the clinical trials or sales of our products. We may require increased product liability coverage as our products are commercialized. Insurance is expensive and may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our products, could have a significant negative effect on our business and financial condition. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

WE HAVE LIMITED SOURCES OF SUPPLY FOR OUR PRODUCTS.
We currently purchase, and will in the future purchase, components and raw materials from outside vendors. Although we have identified alternative suppliers for key components and raw materials, at the present time we generally use one source of supply for each component and raw material. Each supplier of raw material for the vessel introducers we sell to Medtronic is subject to the approval of Medtronic, and future customers may have a right of approval as well. At present, Medtronic has approved all of the applicable suppliers. Should a key supplier be unwilling or unable to supply any such component or raw material in a timely manner, or should approval of a proposed supplier be delayed, withheld or withdrawn, we could experience delays in obtaining alternative suppliers, which may adversely affect our business.

WE HAVE A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK.
As of February 18, 2003, we had 4,726,593 shares of common stock outstanding, of which approximately 95% was available for public trading. The average daily trading volume approximated 47,000 shares per day in 2001 and 26,000 shares per day in 2002. There can be no assurance that an active market will exist for our shares, or that our shares could be sold without a significant negative impact on the publicly quoted price per share.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE.
If our revenue declines in a quarter from the revenue in the previous quarter our earnings will likely decrease because many of our expenses are relatively fixed. In particular, research and development, marketing and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, due to a decrease or shortfall in revenue or for some other reason, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.

ITEM 7.   FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Medamicus, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Medamicus, Inc., as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medamicus, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/  McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 17, 2003

                                 BALANCE SHEETS

                                                                    DECEMBER 31, 2002     DECEMBER 31, 2001
                                                                 ===========================================
ASSETS (Note 7)
CURRENT ASSETS:
     Cash and cash equivalents                                            $ 7,304,362           $ 5,350,477
     Accounts receivable, less allowance for doubtful accounts of
        $60,000 and $22,000, respectively (Notes 4,10)                      2,087,666             1,882,750
     Inventories, less obsolescence reserve of $59,000 and
        $91,000, respectively (Note 2)                                      2,118,671             1,965,241
     Prepaid expenses and other assets                                         89,524                41,906
     Deferred income taxes (Note 6)                                           100,000               175,000
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                       11,700,223             9,415,374
------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT: (NOTE 8)
     Equipment                                                              5,288,466             2,937,334
     Office furniture, fixtures and computers                                 870,565               674,854
     Leasehold improvements                                                   982,022               924,243
------------------------------------------------------------------------------------------------------------
                                                                            7,141,053             4,536,431
     Less accumulated depreciation and amortization                        (2,193,699)           (2,126,558)
------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                  4,947,354             2,409,873
------------------------------------------------------------------------------------------------------------

OTHER ASSETS: (NOTE 3)
   License agreement at cost, net of accumulated amortization of
     $292,446 and $41,668, respectively (Note 12)                           1,755,448             2,005,810
   Patent rights, net of accumulated amortization of
     $84,560 and $59,982, respectively                                        167,980                94,750
------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                          1,923,428             2,100,560
------------------------------------------------------------------------------------------------------------

============================================================================================================
TOTAL ASSETS                                                              $18,571,005           $13,925,807
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                         622,765               820,682
     Accrued expenses (Note 5)                                                906,934               791,091
     Income taxes payable (Note 6)                                          1,247,982                80,155
     Current installments of capital lease obligations (Note 8)                64,894                78,478
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   2,842,575             1,770,406
------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
     Capital lease obligations, less current installments (Note 8)            150,518               219,290
     Deferred income tax liability (Note 6)                                   150,000                     0
------------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                   300,518               219,290
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           3,143,093             1,989,696
------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 8,11,12)

SHAREHOLDERS' EQUITY: (NOTE 9)
     Preferred stock-undesignated, authorized 1,000,000 shares                      0                     0
     Common stock-$.01 par value, authorized 9,000,000 shares; issued and
        outstanding 4,726,593 and 4,601,567 shares, respectively               47,266                46,016
     Additional paid-in capital                                            11,960,735            11,328,818
     Retained earnings                                                      3,419,911               561,277
------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                 15,427,912            11,936,111
------------------------------------------------------------------------------------------------------------

============================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $18,571,005           $13,925,807
============================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            STATEMENTS OF OPERATIONS

Years Ended December 31,                                                     2002            2001
==================================================================================================
Net sales (Note 10)                                                  $ 17,879,234    $ 13,647,667
Cost of sales                                                           9,503,690       7,042,899
--------------------------------------------------------------------------------------------------
GROSS PROFIT                                                            8,375,544       6,604,768
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Research and development                                           1,661,373       1,157,623
     Selling, general and administrative                                2,272,717       1,960,360
--------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                3,934,090       3,117,983
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        4,441,454       3,486,785
--------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                     (22,918)        (77,976)
     Interest income                                                       78,233          85,800
     Other                                                                 (4,196)         (7,839)
--------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                        51,119             (15)
--------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   4,492,573       3,486,770
     Income tax (expense) benefit (Note 6)                             (1,633,939)         54,371
--------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                       2,858,634       3,541,141
--------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (NOTES 4,6)
     Income from operations of discontinued segment, net of tax                 0         182,012
     Gain from disposal of discontinued segment                                 0       2,896,610
--------------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                             0       3,078,622
--------------------------------------------------------------------------------------------------

==================================================================================================
NET INCOME                                                           $  2,858,634    $  6,619,763
==================================================================================================

EARNINGS PER SHARE:

     BASIC
          Income from continuing operations                          $       0.61    $       0.83
          Income from discontinued operations                                0.00            0.72
==================================================================================================
          NET INCOME                                                 $       0.61    $       1.55
==================================================================================================

     DILUTED
          Income from continuing operations                          $       0.57    $       0.77
          Income from discontinued operations                                0.00            0.66
==================================================================================================
          NET INCOME                                                 $       0.57    $       1.43
==================================================================================================

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
   OUTSTANDING:
     Basic                                                              4,711,634       4,275,440
     Diluted                                                            4,973,966       4,625,647

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                        Retained
                                                      Common Stock        Additional    Earnings
                                                -------------------------  Paid-In    (Accumulated
YEARS ENDED DECEMBER 31, 2002 AND 2001            Shares       Amount      Capital      Deficit)       Total
=================================================================================================================
BALANCES AT DECEMBER 31, 2000                     4,164,599     $ 41,646  $ 8,649,043  $ (6,058,486) $ 2,632,203
Options exercised (Note 9)                          101,024        1,011      178,617             0      179,628
Warrants exercised (Note 9)                         267,917        2,679    1,500,335             0    1,503,014
Warrants issued to consultant for services                0            0        1,503             0        1,503
Stock issued for license agreement (Note 12)         68,027          680      999,320             0    1,000,000
Net income for the year ended December 31, 2001           0            0            0     6,619,763    6,619,763
=================================================================================================================
BALANCES AT DECEMBER 31, 2001                     4,601,567     $ 46,016 $ 11,328,818   $   561,277 $ 11,936,111
Options exercised (Note 9)                           36,600          366       83,592             0       83,958
Tax benefit from options exercised (Note 6)               0            0       52,000             0       52,000
Warrants exercised (Note 9)                          88,426          884      495,186             0      496,070
Warrants issued to consultant for services                0            0        1,139             0        1,139
Net income for the year ended December 31, 2002           0            0            0     2,858,634    2,858,634
=================================================================================================================
BALANCES AT DECEMBER 31, 2002                     4,726,593     $ 47,266 $ 11,960,735   $ 3,419,911 $ 15,427,912
=================================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                                   2002             2001
=================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $ 2,858,634      $ 6,619,763
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                  492,008          277,722
          Amortization                                                                  406,259          145,035
          Loss on disposal of equipment                                                     383                0
          Warrants issued for compensation                                                1,139            1,503
          Deferred income taxes                                                         225,000         (175,000)
          Gain on sale of Gynecology Division                                                 0       (2,896,610)
          Net change in operating assets & liabilities of disposed segment (Note 4)           0          187,229
          Changes in operating assets and liabilities from continuing operations:
               Accounts receivable                                                     (204,916)        (736,115)
               Inventories                                                             (153,430)      (1,188,647)
               Prepaid expenses and other assets                                        (47,618)         (18,263)
               Accounts payable                                                        (197,917)         384,032
               Accrued expenses                                                         115,843          133,857
               Income taxes payable                                                   1,219,827           80,155
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             4,715,212        2,814,661
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (3,160,775)      (1,632,511)
     Additions to patent rights                                                         (97,808)         (39,698)
     Acquisition of license agreement (Note 12)                                            (416)      (1,047,478)
     Cash received from sale of Gynecology Division                                           0        4,195,576
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (3,258,999)       1,475,889
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                                    (82,356)         (78,817)
     Payments on note payable to bank                                                         0       (1,551,047)
     Proceeds from exercise of stock options and warrants                               580,028        1,682,642
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               497,672           52,778
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,953,885        4,343,328
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          5,350,477        1,007,149
-----------------------------------------------------------------------------------------------------------------

=================================================================================================================
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $ 7,304,362      $ 5,350,477
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                       $    22,918      $    90,404
     Cash paid during the period for income taxes                                   $   189,112      $   112,000
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capital leases incurred for use of equipment                                   $         -      $   103,798
     Receivable from sale of Gynecology Division                                    $         -      $    95,406
     Tax benefit from exercise of stock options (Note 6)                            $    52,000      $         -
     Stock issued for license agreement                                             $         -      $ 1,000,000
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

On April 25, 2001, the Company completed the sale of its Gynecology Division to CooperSurgical, Inc. recognizing a gain of $2,896,610. As a result, we have reported the results of the Gynecology Division as discontinued operations for 2001. As part of the agreement, the Company continued to manufacture catheters and monitors for CooperSurgical until December 2001, when we transferred the manufacturing responsibilities to it.

REVENUE RECOGNITION
The Company recognizes revenue upon shipment of the product to the customer, FOB shipping point. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales.

RECENT PRONOUNCEMENTS
In April 2002, the FASB issued Statement 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENTS OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

In January 2003, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosures requirements will be effective for the Company's March 31, 2003 10-Q. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the December 31, 2002 financial statements have incorporated the enhanced disclosure requirements of SFAS No. 148 as presented below under the caption "Employee Stock-Based Compensation".

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FASB Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in FASB Statement No. 5, ACCOUNTING FOR CONTINGENCIES, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The December 31, 2002, financial statements have incorporated the enhanced disclosure requirements of Interpretation No. 45, as presented in Note 1 to the financial statements under the caption "Product warranty."

ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that value:
o CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of these instruments.
o NOTE PAYABLE (LINE OF CREDIT): The fair value of the Company's note payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 2002 and 2001, the fair value of the Company's note payable approximated its carrying value.

CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid investments, primarily United States money market securities, with an original maturity of three months or less. The Company maintains its cash in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

TRADE RECEIVABLES
Trade receivables are carried at original invoice amount less an estimate made for the doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts after reviewing individual customer accounts as well as considering both historical and expected credit loss experience. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

INVENTORIES
Inventories are stated at the lower of cost, determined on a first-in, first-out
(FIFO) basis, or market.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over a period of three to seven years. Equipment at December 31, 2002 and 2001, includes costs of approximately $1,700,000 and $0, respectively, associated with an automated system for safety needle production. This system is expected to be placed in operations during the first quarter of 2003, at which time the components of this system will begin to be depreciated over their estimated useful lives of 7 to 10 years. Leasehold improvements are amortized over the remaining term of the lease. Repair and maintenance costs are charged to operations as incurred.

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

INCOME TAXES
Deferred taxes are provided on an asset and liability method under which deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EMPLOYEE STOCK-BASED COMPENSATION
At December 31, 2002, the Company has two stock-based employee compensation plans (See Note 9) The Company accounts for those plans under the APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company also grants options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

------------------------------------------------------------------------ ---------------------- ----------------------
                                                                                         2002                   2001
------------------------------------------------------------------------ ---------------------- ----------------------
Net income - as reported                                                           $2,858,634             $6,619,763
Deduct:  Total stock-based employee compensation (Expense determined
under the fair value based method for all awards)                                    (267,622)               (75,602)
Related tax effect on stock-based employee compensation                               101,696                      0
------------------------------------------------------------------------ ---------------------- ----------------------
PRO FORMA NET INCOME                                                               $2,692,708             $6,544,161
------------------------------------------------------------------------ ---------------------- ----------------------

EARNINGS PER SHARE:
     Basic net income per share - as reported                                           $ .61                 $ 1.55
     Basic net income per share - pro forma                                             $ .57                 $ 1.53
     Diluted net income per share - as reported                                         $ .57                 $ 1.43
     Diluted net income per share - pro forma                                           $ .54                 $ 1.41

The above pro forma effects on net income and net income per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

RESEARCH AND DEVELOPMENT EXPENDITURES
The Company's research and development expenditures are expensed as incurred.

PRODUCT WARRANTIES
The Company provides a limited warranty for the replacement of defective products. The Company has never incurred any significant costs associated with this warranty and therefore have not provided any estimated liability for these warranties.

BASIC AND DILUTED NET INCOME PER SHARE
Basic per-share amounts are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year. The dilutive effect of these additional shares for the years ended December 31, 2002 and 2001 was to increase the weighted average shares outstanding by 262,332 and 350,207 shares, respectively.

--------------------------------------------------------------------------------
2.  INVENTORIES
--------------------------------------------------------------------------------

INVENTORIES AT DECEMBER 31, 2002 AND 2001 CONSISTED OF THE FOLLOWING:

----------------------------------- --------------------- ---------------------
                                                    2002                  2001
----------------------------------- --------------------- ---------------------
Purchased parts and subassemblies            $ 1,609,747           $ 1,245,457
Work in process                                  458,879               561,011
Finished goods                                    50,045               158,773
----------------------------------- --------------------- ---------------------
                                             $ 2,118,671           $ 1,965,241
=================================== ===================== =====================

--------------------------------------------------------------------------------
3.  OTHER ASSETS
--------------------------------------------------------------------------------

Other assets at December 31, 2002 consisted of the following amortizable intangible assets:

-------------------------------- ---------------- -------------- -------------
                                  GROSS CARRYING    ACCUMULATED
                                          AMOUNT   AMORTIZATION     NET VALUE
-------------------------------- ---------------- -------------- -------------
License agreement                    $ 2,047,894      $ 292,446   $ 1,755,448
Patented technology                      252,540         84,560       167,980
-------------------------------- ---------------- -------------- -------------
                                     $ 2,300,434      $ 377,006   $ 1,923,428
================================ ================ ============== =============

Total amortization expense on these assets for the years ended December 31, 2002 and 2001 was $275,356 and $145,035, respectively. Estimated amortization expense for these assets over the next five years ending December 31 is approximately $285,000 per year.

--------------------------------------------------------------------------------
4.  SALE OF GYNECOLOGY DIVISION AND DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

On April 25, 2001, the Company sold the assets of its Gynecology Division to CooperSurgical, Inc. ("Cooper") for $4,700,000. The agreement called for the Company to continue manufacturing monitors and catheters for Cooper until the end of 2001, at which time Cooper would assume responsibility for manufacturing. Because of this arrangement, a final settlement was made based on the inventory value on April 25, 2001 compared to the value on December 31, 2001. The inventory value on April 25, 2001 was $666,494. The Company shipped the entire remaining inventory to Cooper in December 2001, which totaled $291,900. This resulted in a $374,594 shortfall from the April 25, 2001 balance.

Therefore, included in accounts receivable at December 31, 2001 is an amount due from Cooper comprised of the following elements:

Amount due from Cooper                                            $   470,000
Difference in inventory value on December 31, 2001                   (374,594)
------------------------------------------------------------ ------------------
BALANCE DUE                                                       $    95,406
============================================================ ==================

The Company recognized a gain on the sale summarized as follows:

Gross sales price                                            $      4,700,000
Net assets sold                                                    (1,365,576)
Transaction costs                                                    (437,814)
---------------------------------------------------------- --------------------
GAIN ON SALE                                                 $      2,896,610
========================================================== ====================

As a result of this transaction, the Company now operates in one reportable segment. In accordance with accounting principles generally accepted in the United States of America, the financial results for the Gynecology segment are reported as "Discontinued Operations". Sales for the Gynecology segment for the twelve-month period ended December 31, 2001 were $2,770,872.

--------------------------------------------------------------------------------
5.  ACCRUED EXPENSES
--------------------------------------------------------------------------------

ACCRUED EXPENSES AT DECEMBER 31, 2002 AND 2001 CONSISTED OF THE FOLLOWING:

---------------------------------- --------------------- ---------------------
                                                   2002                  2001
---------------------------------- --------------------- ---------------------
Compensation                                   $545,408              $592,613
Other                                           361,526               198,478
---------------------------------- --------------------- ---------------------
                                               $906,934              $791,091
================================== ===================== =====================

--------------------------------------------------------------------------------
6.  INCOME TAXES
--------------------------------------------------------------------------------

On December 31, 2000, the Company had a valuation allowance that fully offset its deferred tax assets due to the uncertainty surrounding the future realization of such assets. During 2001, in connection with the sale of the Gynecology Division (see Note 4), the Company utilized approximately $3.0 million of the NOL carry-forwards. Immediately after the sale of the Gynecology Division, the Company determined that a high degree of certainty existed that its remaining future income tax benefits would be realized as a result of both the current and future income of its remaining business segment. Accordingly, the valuation allowance on the remaining deferred income tax asset was eliminated in the second quarter to reflect the anticipated net deferred tax asset utilization. As a result of eliminating the valuation allowance, the Company recorded an income tax benefit in the second quarter ended June 30, 2001. This income tax benefit had the effect of reducing 2001 income tax expense by approximately $923,000.

Significant components of the 2002 and 2001 provision for income taxes are as follows:

------------------------------------------ ------------------ ----------------
                                                       2002             2001
------------------------------------------ ------------------ ----------------
CURRENT:
     Federal                                     $1,249,000         $157,000
     State                                          160,000           35,000
------------------------------------------ ------------------ ----------------
Subtotal                                          1,409,000          192,000
Deferred federal and state tax benefit              225,000         (175,000)
------------------------------------------ ------------------ ----------------
NET TAX EXPENSE                                  $1,634,000          $17,000
========================================== ================== ================

The income tax provision (benefit) for 2001 has been presented in the statement of operations as follows:

Discontinued operations                                                $71,371
Continuing operations                                                  (54,371)
----------------------------------------------------- --------------------------
NET TAX EXPENSE                                                        $17,000
===================================================== ==========================

The appropriate deferred tax effect of each type of temporary difference and carry-forward is:

---------------------------------------- -------------------- -----------------
                                                      2002               2001
---------------------------------------- -------------------- -----------------
DEFERRED TAX ASSETS
   Vacation accrual                                $54,000            $30,000
   Inventory                                        32,000             10,000
   Other                                            14,000             25,000
   Tax credit carry-forwards                             0            110,000
---------------------------------------- -------------------- -----------------
                                                  $100,000           $175,000
DEFERRED TAX LIABILITIES
   Property and equipment                         (150,000)                 0
---------------------------------------- -------------------- -----------------
NET DEFERRED TAX ASSETS (LIABILITIES)             ($50,000)          $175,000
======================================== ==================== =================

The components giving rise to the net deferred income tax assets (liabilities) described above have been included in the accompanying balance sheets as follows:

-------------------------------------- -------------------- --------------------
                                                    2002                  2001
-------------------------------------- -------------------- --------------------
Current assets                                  $100,000              $175,000
Long-term liabilities                           (150,000)                    0
-------------------------------------- -------------------- --------------------
NET DEFERRED TAX ASSETS (LIABILITIES)           ($50,000)             $175,000
====================================== ==================== ====================

The total tax expense differs from the expected tax expense, computed by applying the federal statutory rate to the Company's net income, as follows:

--------------------------------------- -------------------- -----------------
                                                     2002               2001
--------------------------------------- -------------------- -----------------
Expected income tax expense                    $1,572,000         $2,323,000
Change in valuation allowance                           0           (923,000)
Utilization of NOL carryforwards                        0         (1,403,000)
State income taxes                                170,000             40,000
Income tax credits                                (96,000)           (50,000)
Stock option tax benefit                          (52,000)                 0
Non-deductible expenses                            40,000             30,000
--------------------------------------- -------------------- -----------------
NET TAX EXPENSE                                $1,634,000            $17,000
======================================= ==================== =================

Because the Company just recently used most of its NOL carry forwards, it was able to pay only minimum estimated tax amounts based on historical profitability levels. Accordingly the Company's income tax payable balance has risen to approximately $1.25 million at December 31, 2002. During March 2003, the Company will be required to pay this amount along with estimated tax amounts for 2003 that are based on current profitability levels and accordingly will result in more immediate payment of income tax expense in the future.

--------------------------------------------------------------------------------
7.  NOTE PAYABLE TO BANK
--------------------------------------------------------------------------------

The Company has a $3,000,000 line of credit agreement with a financial institution which bears interest at the financial institution's base rate with no minimum interest due and expires on August 1, 2003. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. The agreement also contains certain financial covenants, including minimum profitability and a maximum liabilities to net worth ratio. There were no outstanding borrowings under the agreement at December 31, 2002.

--------------------------------------------------------------------------------
8.  LEASES
--------------------------------------------------------------------------------

The Company is obligated under capital lease agreements for equipment. Future minimum payments under capital leases are as follows:

--------------------------------------------------------------- --------------
YEARS ENDING DECEMBER 31,                                              AMOUNT
--------------------------------------------------------------- --------------
2003                                                                 $ 85,359
2004                                                                   85,359
2005                                                                   69,499
2006                                                                    4,758
--------------------------------------------------------------- --------------
Total minimum lease payments                                          244,975
Less amounts representing interest imputed at 8.0% to 11.6%            29,563
--------------------------------------------------------------- --------------
Present value of net minimum lease payments                           215,412
Less current installments                                              64,894
--------------------------------------------------------------- --------------
                                                                    $ 150,518
=============================================================== ==============

Capital leases are secured by the equipment underlying the lease. Equipment under capital leases as of December 31, 2002 and 2001 is as follows:

---------------------------------------- ------------------ -----------------
                                                     2002              2001
---------------------------------------- ------------------ -----------------
Equipment                                        $433,482          $433,482
Less accumulated depreciation                    (192,094)         (159,837)
---------------------------------------- ------------------ -----------------
                                                 $241,388          $273,645
======================================== ================== =================

The Company leases its office and manufacturing facility under an operating lease that expires in July 2005. The Company is currently leasing 31,337 square feet with a monthly base rent of approximately $14,187. The Company also leases certain office equipment under operating leases. Future minimum payments under operating leases are as follows:

------------------------------------------------------ -----------------------
YEARS ENDING DECEMBER 31,                                              AMOUNT
------------------------------------------------------ -----------------------
2003                                                                $ 178,588
2004                                                                  177,962
2005                                                                  106,400
2006                                                                    7,091
2007                                                                    5,319
------------------------------------------------------ -----------------------
TOTAL MINIMUM LEASE PAYMENTS                                        $ 475,360
====================================================== =======================

Total rent expense, including operating expenses and real estate taxes, was approximately $236,600 and $235,300 for the years ended December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
9.  SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

WARRANTS
In connection with the 1994 sale of stock through a private placement, the Company issued warrants to purchase 376,396 shares of common stock at an exercise price of $5.61 per share that expired on January 20, 2002. The underlying shares related to these warrants were registered on an S-3 filing with the Securities and Exchange Commission in October 2001. A total of 356,343 of those warrants have been exercised and the remaining 20,053 warrants have been forfeited.

STOCK OPTIONS
The Company has five stock option plans: the 1989 Stock Option Incentive Plan, the 1991 Non-Qualified Plan, the 1996 Non-Employee Director and Medical Advisory Board Stock Option Plan, the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan and the Stock Option Incentive Plan (1999). Under the five plans, a maximum of 1,300,000 options were designated for grant at prices not less than 85% of fair market value at date of grant if a non-qualified option, or 100% if an incentive option as defined under the Internal Revenue Code. Of these options, approximately 204,000 remain available for future grants. Options vest over periods ranging from two years to five years and the options expire over periods ranging from six to fifteen years after the date of grant.

As discussed in Note 1 to the financial statements, the company accounts for employee stock-based compensation under the APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2001:

------------------------------------------------- -------------- --------------
                                                           2002           2001
------------------------------------------------- -------------- --------------
Expected dividend yield                                      0%             0%
Expected stock price volatility                           61.3%          57.8%
Risk-free interest rate                                    4.0%           4.8%
Expected life of options (years)                              6              5
------------------------------------------------- -------------- --------------
Weighted average fair value of options granted            $4.41          $1.93
================================================= ============== ==============

Additional information relating to all outstanding options as of December 31, 2002 and 2001 is as follows:

                                                ---------------------------------- -----------------------------------
                                                              2002                                2001
                                                ---------------------------------- -----------------------------------
                                                                   WEIGHTED AVG                        WEIGHTED AVG
                                                     SHARES       EXERCISE PRICE        SHARES        EXERCISE PRICE
                                                ----------------- ---------------- ----------------- -----------------
Options outstanding, beginning of year               428,900            $2.69           531,700            $1.76
Options granted                                      179,600            11.37            92,800             6.36
Options exercised                                    (36,600)            2.29          (101,024)            1.83
Options surrendered                                  (29,000)            7.41           (94,576)            1.95
----------------------------------------------- ----------------- ---------------- ----------------- -----------------
Options outstanding, end of year                     542,900            $5.34           428,900            $2.69
Options available for grant at end of year           204,100                            358,176
----------------------------------------------- ----------------- ---------------- ----------------- -----------------
     Total reserved shares                           747,000                            787,076
----------------------------------------------- ----------------- ---------------- ----------------- -----------------

The following table summarizes information about stock options outstanding at December 31, 2002:

                                       --------------------------------------- ---------------------------------------
                                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
----------------------- -------------- --------------------------------------- ---------------------------------------
                                         Weighted Avg.
                           Number          Remaining                                 Number
Range of Exercise        Outstanding    Contractual Life      Weighted Avg       Exercisable at      Weighted Avg.
Prices                   at 12/31/02         (Yrs)           Exercise Price         12/31/01         Exercise Price
----------------------- -------------- ------------------- ------------------- ------------------- -------------------
    $ .81 - $2.00             242,200          3.0                $1.48               193,950             $1.45
    $2.01 - $5.00             116,000          3.8                $3.70                48,600             $3.48
    $5.01 - $10.00             87,800          6.8                $7.70                26,300             $7.44
   $10.01 - $15.00             91,500          5.4               $14.68                15,200            $14.58
   $15.01 - $18.65              5,400          4.7               $16.72                 2,600            $16.57
----------------------- -------------- ------------------- ------------------- ------------------- -------------------
    $ .81 - $18.65            542,900          4.2                $5.34               286,650             $3.18
----------------------- -------------- ------------------- ------------------- ------------------- -------------------

--------------------------------------------------------------------------------
10.  SIGNIFICANT CUSTOMER
--------------------------------------------------------------------------------

The Company extends unsecured credit to customers primarily in the United States. For the years ended December 31, 2002 and 2001, one customer accounted for 67% and 76% of sales from continuing operations, respectively. This customer accounted for 65% and 54% of accounts receivable, respectively as of December 31, 2002 and 2001.

In 2002, the Company had a second customer whose sales accounted for 13% of sales from continuing operations. This customer accounted for 6% of accounts receivable at December 31, 2002.

--------------------------------------------------------------------------------
11.  RETIREMENT PLAN
--------------------------------------------------------------------------------

The Company has a profit-sharing plan (the Plan) classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company changed its matching in 2000 from 10% to 25% of an employee's contribution, up to a maximum of 5% of the employee's compensation. Matching contributions for the years ended December 31, 2002 and 2001 were $42,852 and $32,501, respectively. The Company's Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan's inception.

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

The $2,000,000 payment to Med-Design consisted of $1,000,000 in cash and $1,000,000 worth of Medamicus stock, or 68,027 shares based on the market value of the stock on the effective date of the Addendum. Under the terms of the Addendum, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the 68,027 shares and completed this registration during the fourth quarter of 2001. As of December 31, 2002, the Company has recorded the full payment to Med-Design plus related transaction costs incurred to date as a License Agreement asset and will amortize the cost of the licensing rights over the estimated useful life of the exclusive rights acquired.

The agreement, as amended, also requires the Company to pay Med-Design royalties on sales of the safety needle product. The royalty fees range from 17 to 20 percent of the net sales price, depending on the sales volume achieved. In order to maintain exclusive rights, the Company paid minimum royalty fees for 2002 of $160,000, of which $143,500 is included in current liabilities at December 31, 2002. To maintain these exclusive rights for 2003 in the event that the minimum sales targets are not achieved, the minimum royalty fee due would be approximately $175,000 for 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 9 concerning the executive officers and directors of the Company is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:
o        Ownership of Voting Securities by Principal Holders and Management
o        Proposal 1 - Election of Board of Directors
o        Nominees for Election of Directors
o        Other Information Regarding the Board of Directors
o        Executive Officers of the Company
o        Executive Compensation
o        Section 16(a) Beneficial Ownership Reporting Compliance

ITEM 10.   EXECUTIVE COMPENSATION
The information required by Item 10 is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:
o        Executive Compensation

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by Item 11 is incorporated herein by reference to the following sections of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:
o        Ownership of Voting Securities by Principal Holders and Management

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K
A.  Documents filed as part of this report
         (1) Exhibits. See "Exhibit Index" on page following signatures

B.  Reports on Form 8-K
         On December 12, 2002, Medamicus, Inc. filed a Current Report on Form
              8-K to report a Regulation FD disclosure under Item 9.

ITEM 14  CONTROLS AND PROCEDURES
(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
The Company's Chief Executive Officer and Chief Financial Officer, James D. Hartman, has reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, this officer believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to him by others within the Company.

(b)  CHANGES IN INTERNAL CONTROLS.
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                     MEDAMICUS, INC.

Date:  February 27, 2003               By:  /s/ James D. Hartman
                                       President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

----------------------- ------------------------------------------- ------------
NAME                    TITLE                                           DATE
----------------------- ------------------------------------------- ------------

----------------------- ------------------------------------------- ------------
/s/ James D. Hartman    President and Chief Executive Officer         02/27/03
----------------------- ------------------------------------------- ------------
                        Principal Financial and Accounting Officer
----------------------- ------------------------------------------- ------------
                        Director
----------------------- ------------------------------------------- ------------

----------------------- ------------------------------------------- ------------
/s/ Thomas L. Auth      Director                                      02/25/03
----------------------- ------------------------------------------- ------------

----------------------- ------------------------------------------- ------------
/s / Richard F. Sauter  Director                                      02/25/03
----------------------- ------------------------------------------- ------------

----------------------- ------------------------------------------- ------------
/s/ Michael D. Dale     Director                                      02/27/03
----------------------- ------------------------------------------- ------------

----------------------- ------------------------------------------- ------------
/s/ Michael M. Selzer   Director                                      02/25/03
----------------------- ------------------------------------------- ------------

----------------------- ------------------------------------------- ------------
/s/ Albert Emola        Director                                      02/27/03
----------------------- ------------------------------------------- ------------

                                  CERTIFICATION


I, James D. Hartman, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Medamicus, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  February 27, 2003           /s/ James D. Hartman
                                  President, Chief Executive Officer and Chief
                                  Financial Officer

                                  EXHIBIT INDEX

-------------- ---------------------------------------------------------------------------------------------- --------
  EXHIBIT #    DESCRIPTION                                                                                     PAGE
-------------- ---------------------------------------------------------------------------------------------- --------
     3.1       Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form S-18 (File No. 33-42112C)).
-------------- ---------------------------------------------------------------------------------------------- --------
     3.2       Articles of Amendment of Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-42112C)).
-------------- ---------------------------------------------------------------------------------------------- --------
     3.3       By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's
               Registration Statement on Form S-18 (File No. 33-42112C)).
-------------- ---------------------------------------------------------------------------------------------- --------
    *10.1      Employment Agreement dated February 19, 1996, between the Company and James D. Hartman
               (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB
               for the year ended December 31, 1995).
-------------- ---------------------------------------------------------------------------------------------- --------
    *10.2      Medamicus,  Inc. 1991  Non-Statutory  Stock Option Plan (incorporated by reference to Exhibit
               4.1 to the Company's Registration Statement on Form S-8 (File No. 333-57944)).
-------------- ---------------------------------------------------------------------------------------------- --------
    *10.3      Medamicus,  Inc. Stock Option Incentive Plan (incorporated by reference to Exhibit 4.1 to the
               Company's Registration Statement on Form S-8 (File No. 333-57938)).
-------------- ---------------------------------------------------------------------------------------------- --------
    *10.4      Medamicus,  Inc.  1996  Non-Employee  Director and Medical  Advisory  Board Stock Option Plan
               (incorporated  by reference to Exhibit 4.1 to the  Company's  Registration  Statement on Form
               S-8 (File No. 333-57942)).
-------------- ---------------------------------------------------------------------------------------------- --------
    *10.5      Medamicus,  Inc.  1999  Non-Employee  Director and Medical  Advisory  Board Stock Option Plan
               (incorporated  by reference to Exhibit 4.1 to the  Company's  Registration  Statement on Form
               S-8 (File No. 333-62560)).
-------------- ---------------------------------------------------------------------------------------------- --------
   **10.6      Supply Agreement, dated October 11, 2002, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.7       Lease Agreement, dated January 31, 2000, between the Company and Jagodzinski Properties.
               (incorporated by reference to Exhibit 10.1 to the Company's  Quarterly Report on
               Form 10-QSB for the quarter ended March 31, 2000)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.8       Development and licensing agreement for safety "Seldinger" needle device between Med-Design
               Corporation and Medamicus, Inc., dated August 25, 2000 (incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 25, 2000)
-------------- ---------------------------------------------------------------------------------------------- --------
  **10.8.1     Addendum number one to development and licensing agreement for safety "Seldinger" needle device between Med-Design Corporation and Medamicus, Inc., dated September 7, 2001
               (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
               S-3 dated October 16, 2001)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.9       Development and licensing agreement for safety introducer between Med-Design Corporation and
               Medamicus, Inc., dated August 25, 2000 (incorporated by reference to Exhibit 10.2 to the
               Company's Current Report on Form 8-K dated August 25, 2000)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.10      Credit  Agreement,  dated July 31, 2001,  between the Company and Wells Fargo Bank Minnesota,
               N.A. (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-QSB for the quarter ended September
               30, 2001)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.11      Arbitration Agreement, dated July 31, 2001, between the Company and Wells Fargo Bank
               Minnesota,  N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001)
-------------- ---------------------------------------------------------------------------------------------- --------


-------------- ---------------------------------------------------------------------------------------------- --------
  EXHIBIT #    DESCRIPTION                                                                                    PAGE
-------------- ---------------------------------------------------------------------------------------------- --------
    10.12      Security Agreement, dated July 31, 2001, between the Company and Wells Fargo Bank Minnesota,
               N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
               Form 10-QSB for the quarter ended September 30, 2001)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.13      First Amendment to Credit Agreement, dated August 28, 2002, between the Company and Wells
               Fargo Bank Minnesota, N.A. (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)
-------------- ---------------------------------------------------------------------------------------------- --------
    10.14      Revolving Note Agreement, dated August 28, 2002, between the Company and Wells Fargo Bank
               Minnesota, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)
-------------- ---------------------------------------------------------------------------------------------- --------
    21.1       Subsidiaries of the Registrant. None.
-------------- ---------------------------------------------------------------------------------------------- --------
    23.1       Consent of McGladrey & Pullen, LLP.
-------------- ---------------------------------------------------------------------------------------------- --------
    99.1       Certification pursuant to 18 U.S.C. ss.1350
-------------- ---------------------------------------------------------------------------------------------- --------

*Indicates a management contract or compensatory plan or arrangement
** Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.