Form 10-Q
period 2003-03-31
MEDAMICUS INC
filed 2003-05-07
CIK 833140

United States Securities and Exchange Commission Washington, D.C. 20549 Form 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 0-19467

Medamicus, Inc. (Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1533300 (IRS Employer Identification No.)

15301 Highway 55 West, Plymouth, MN 55447 (Address of principal executive office, including zip code)

(763) 559-2613 (Registrant’s telephone number, including area code)

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

Yes  |X|  No  |_|

The number of shares of Registrant’s Common Stock outstanding on April 30, 2003 was 4,732,893

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  |_|  No  |X|

Index

PART I. FINANCIAL INFORMATION	Page #

Item 1. Financial Statements	3-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 2. Changes in Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12-13

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	13

CERTIFICATIONS	14

EXHIBITS	15-17

2

Medamicus, Inc. Balance Sheets

	3/31/03	12/31/02

ASSETS	Unaudited	Audited
Current assets:
Cash and cash equivalents	$6,370,692	$7,304,362
Accounts receivable, less allowance for doubtful accounts of
$50,000 and $60,000, respectively	2,029,414	2,087,666
Inventories, less obsolescence reserve of $71,000 and
$59,000, respectively	2,356,226	2,118,671
Prepaid expenses and other assets	84,913	89,524
Deferred income taxes	100,000	100,000

Total current assets	10,941,245	11,700,223

Property and equipment:
Equipment	5,669,263	5,288,466
Office furniture, fixtures and computers	876,730	870,565
Leasehold improvements	982,022	982,022

	7,528,015	7,141,053
Less accumulated depreciation and amortization	(2,375,280)	(2,193,699)

Net property and equipment	5,152,735	4,947,354

Other assets:
License agreement at cost, net of accumulated amortization of
$355,141 and $292,446, respectively	1,692,753	1,755,448
Patent rights, net of accumulated amortization of
$93,817 and $84,560, respectively	178,344	167,980

Total other assets	1,871,097	1,923,428

TOTAL ASSETS	$17,965,077	$18,571,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$700,324	$622,765
Accrued expenses	582,677	906,934
Income taxes payable	261,263	1,247,982
Current installments of capital lease obligations	64,894	64,894

Total current liabilities	1,609,158	2,842,575

Long-term liabilities:
Capital lease obligations, less current installments	133,796	150,518
Deferred income taxes	150,000	150,000

Total long-term liabilities	283,796	300,518

Total liabilities	1,892,954	3,143,093

Commitments and contingencies

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	0	0
Common stock-$.01 par value, authorized 9,000,000 shares; issued and
outstanding 4,730,393 and 4,726,593 shares, respectively	47,304	47,266
Additional paid-in capital	11,972,529	11,960,735
Retained earnings	4,052,290	3,419,911

Total shareholders’ equity	16,072,123	15,427,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,965,077	$18,571,005

See accompanying condensed notes to financial statements 3

Medamicus, Inc. Statements of Operations (Unaudited)

	Three Months Ended
	3/31/2003	3/31/2002

Net sales	$4,667,323	$4,298,683
Cost of sales	2,596,681	2,329,984

Gross profit	2,070,642	1,968,699

Operating expenses:
Research and development	358,000	412,299
Selling, general and administrative	719,326	606,270

Total operating expenses	1,077,326	1,018,569

Operating income	993,316	950,130

Other income (expense):
Interest expense	(4,619)	(6,501)
Interest income	15,082	20,574
Other	(3)	(449)

Total other income (expense)	10,460	13,624

Income before income taxes	1,003,776	963,754
Income tax expense	(371,397)	(366,988)

Net income	$632,379	$596,766

Earnings per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.12

Weighted average common and common equivalent shares outstanding:
Basic	4,727,944	4,686,300
Diluted	4,958,429	4,993,174

See accompanying condensed notes to financial statements

Medamicus, Inc. Statements of Shareholders’ Equity

Three Months Ended March 31, 2003	Common Stock		Additional Paid-In Capital	Retained Earnings	Total

	Shares	Amount

Balances at December 31, 2002 (Audited)	4,726,593	$47,266	$11,960,735	$3,419,911	$15,427,912
Options exercised	3,800	38	11,794	0	11,832
Net income for the three month period ended 03/31/03	0	0	0	632,379	632,379

Balances at March 31, 2003 (Unaudited)	4,730,393	$47,304	$11,972,529	$4,052,290	$16,072,123

See accompanying condensed notes to financial statements 4

Medamicus, Inc. Statements of Cash Flows (Unaudited)

	Three Months Ended
	03/31/03	03/31/02

Cash flows from operating activities:
Net income	$632,379	$596,766
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	253,533	191,847
Warrants issued for compensation	0	1,139
Changes in operating assets and liabilities:
Accounts receivable	58,252	(297,945)
Inventories	(237,555)	(389,359)
Prepaid expenses and other assets	4,611	(12,261)
Deferred income taxes	0	75,000
Accounts payable	77,559	(104,761)
Accrued expenses	(324,257)	(270,661)
Income taxes payable	(986,719)	228,802

Net cash provided by (used in) operating activities	(522,197)	18,567

Cash flows from investing activities:
Purchase of property and equipment, net of retirements	(386,962)	(780,926)
Additions to patent rights	(19,621)	(21,148)
Additions to license agreement	0	(415)

Net cash used in investing activities	(406,583)	(802,489)

Cash flows from financing activities:
Principal payments on capital lease obligations	(16,722)	(21,478)
Proceeds from exercise of options and warrants	11,832	543,802

Net cash provided by (used in) financing activities	(4,890)	522,324

Net decrease in cash and cash equivalents	(933,670)	(261,598)

Cash and cash equivalents, beginning of period	7,304,362	5,350,477

Cash and cash equivalents, end of period	$6,370,692	$5,088,879

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,619	$6,501
Cash paid during the period for income taxes	$1,358,116	$63,166

See accompanying condensed notes to financial statements 5

Consolidated Notes to Financial Statements
Three Months Ended March 31, 2003
(Unaudited)

1. Basis of presentation

The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

The financial statements presented herein as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following:

	March 31, 2003	December 31, 2002

Purchased parts and subassemblies	$1,820,578	$1,609,747
Work in process	486,276	458,879
Finished goods	49,372	50,045

Total Inventory	$2,356,226	$2,118,671

3. Other Assets

Other assets consist of the following amortizable intangible assets:

	March 31, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

License agreement	$2,047,894	$355,141	$1,692,753	$2,047,894	$292,446	$1,755,448
Patented technology	272,161	93,817	178,344	252,540	84,560	167,980

	$2,320,055	$448,958	$1,871,097	$2,300,434	$377,006	$1,923,428

Amortization expense is as follows:

Quarter ended March 31, 2003	$71,952

Quarter ended March 31, 2002	$66,911

Year ended December 31, 2002	$275,357

Estimated amortization expense for the remainder of 2003 and for each of the next four years is approximately $225,000 and $300,000, respectively.

4. Net income per share

Basic per-share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is not dilutive.

5. Income Taxes

Income tax expense for the first quarter ended March 31, 2003, was computed using an estimated combined federal and state tax rate of 37%. A combined rate of 38% was used for the first quarter ended March 31, 2002.

6. Employee Stock Based Compensation

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Quarter Ended

	03/31/03	03/31/02

Net income - as reported	$632,379	$596,766
Deduct: Total stock-based employee compensation (Expense determined under
the fair value based method for all awards)	(112,979)	(76,306)
Related tax effect on stock-based employee compensation	41,802	30,136

Pro forma net income	$561,202	$547,596

Earnings per share	03/31/03	03/31/02

Basic net income per share - as reported	$.13	$.13
Basic net income per share - pro forma	$.12	$.12
Diluted net income per share - as reported	$.13	$.12
Diluted net income per share - pro forma	$.11	$.11

The above pro forma effects on net income and net income per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the accompanying financial statements and footnotes.

Overview

Our revenues are primarily derived from the design, development, manufacture and marketing of medical devices consisting of percutaneous vessel introducers, safety needles and related vascular delivery products that we sell to other medical device companies.

We manufacture and market a family of percutaneous venous vessel introducers that include, in part or in whole, proprietary features and technologies. Vessel introducers allow physicians to create a conduit through which they can insert other medical devices such as infusion catheters, implantable ports, and pacemaker leads into a blood vessel.

In addition to this core traditional introducer product line, we have developed and manufacture “advanced delivery” introducters that have “fixed curve” or articulating distal tip sections that can be manipulated to enable the health care professional to access parts of the patient’s anatomy (such as the left ventricle of the heart) that cannot be reached by traditional introducers. These sophisticated advanced delivery introducers are designed and manufactured to meet the unique needs of each procedure being performed.

We also manufacture safety products, primarily a safety needle that can be retracted into a protective sheath while still in the patient, greatly reducing the possibility of a needle stick and infection to the health care professional after the needle has been in contact with a patient’s blood.

Finally, we perform contract manufacturing and engineering services under which we design and manufacture products at our facilities to third party customer specifications.

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Total revenues from operations increased 8.6% to $4,667,323 for the three months ended March 31, 2003 compared to $4,298,683 for the three months ended March 31, 2002. Total revenues benefited from increased sales of our core introducer products, but were partially offset by the anticipated decrease in sales of our advanced delivery products.

Sales of our core introducer products increased 44.6% to $3,532,098 for the three months ended March 31, 2003, compared to $2,445,592 for the three months ended March 31, 2002. This increase was primarily due to continued growth in sales to both new and existing customers. We expect sales of our core introducer products to remain strong in 2003 as we continue to ship orders to our new customer base and launch our new valved introducer to the marketplace in the second quarter.

Sales of our advanced delivery products decreased 63.1% to $550,371 for the three months ended March 31, 2003, compared to $1,491,623 for the three months ended March 31, 2002. Most of the sales in this category were either procedural kits or components sold to Medtronic in support of its marketing of the InSync™ pacing device to treat congestive heart failure. As we previously reported, Medtronic has transitioned packaging of the next generation of these procedural kits to its own facility. We have provided Medtronic with several components for the next generation product over the past several quarters, but we saw a significant decline in orders for these components during the quarter ended March 31, 2003. We anticipate that our advanced delivery product sales will be down significantly for the remainder of 2003 when compared to 2002, primarily due to the reduction in sales to Medtronic. We are currently working on product development activities related to advanced delivery products with two other companies, each of which has a different opportunity in a new technology. We are conducting the product development work and incorporating some portions of our own intellectual property. Each relationship is also accompanied by supply agreements that would provide us an additional revenue stream if the final product is a commercial success. We expect that at least one of these projects will begin generating revenue by the end of the year. We are also in negotiations with several other companies for similar type arrangements relating to our advanced delivery products.

Sales of our safety products were $148,051 for the three months ended March 31, 2003, compared to $33,475 for the three months ended March 31, 2002. Most of these increased sales are the result of the incorporation of the safety needle into Medtronic kits for U.S. distribution starting in the second quarter. We believe that the Medtronic safety needle launch should create increased market demand at the hospital level. On April 24, 2003, we announced a supply agreement with Cook Incorporated under which we appointed Cook the exclusive distributor of our single pack Axia RSN safety needles in the United States. We expect safety product sales to accelerate in 2003 as the Cook relationship unfolds and we continue to formalize other distribution relationships.

Other sales, consisting of contract manufacturing, engineering services and freight charges were $436,803 for the three months ended March 31, 2003, compared to $327,993 for the three months ended March 31, 2002. This increase was primarily due to increased engineering service sales, off-set by a slight reduction in contract manufacturing sales during the quarter.

Total gross profit increased 5.2% to $2,070,642 for the three months ended March 31, 2003, compared to $1,968,699 for the three months ended March 31, 2002. Total gross profit as a percent of sales decreased from 45.8% in 2002 to 44.4% in 2003 due to several factors. First, we experienced typical ramp-up issues associated with qualifying our automated safety needle assembly equipment during the quarter that caused us to manually assemble a large number of needles in order to meet the scheduled launch of the safety needle in Medtronic’s kits. Our engineers believe that we are close to rectifying the issue and we should see improvements to our safety needle margins in the second quarter. Second, we have relatively high fixed costs related to the amortization of our investment in obtaining the rights to the arterial safety needle market as compared to sales of safety needles. We expect this amortization expense to become less of a factor as our safety needle sales increase. We expect our gross margin percentage to remain lower over the next several quarters as we begin to depreciate the automated safety needle assembly equipment (after completing our qualification process) in the second quarter and continue to ramp up our safety needle sales to help cover these fixed costs.

Total research and development expenditures were $358,000 or 7.7% of sales for the three months ended March 31, 2003, compared to $412,299 or 9.6% of sales for the three months ended March 31, 2002. This decrease was primarily due to a greater portion of engineering time being billed to customers as engineering services in the first quarter compared to last year. Research and development is an important part of continuing to grow our business and we plan to spend approximately 9-10% of sales on these activities on an on-going basis. Therefore, we anticipate that second quarter expenditures will be higher than those seen in the first quarter.

Selling expenses increased to $218,107 for the three months ended March 31, 2003, compared to $147,086 for the three months ended March 31, 2002. This increase was primarily due to increased spending on salaries, trade shows and travel, partially off-set by a decrease in commission expense. We hired a new Director of Sales and Marketing (January 2002), two Product Marketing Managers (July 2002, January 2003), a Marketing Manager (February 2003) and a Sales & Marketing Coordinator (July 2002) to help drive the sales and marketing efforts for our new products. With the addition of these positions, we have attended more trade shows to build awareness of our products and incurred higher travel costs than in past years. Additionally, with these new positions, we have been able to reduce our commission expenses relating to our two independent sales representatives.

General and administrative expenses increased to $501,219 for the three months ended March 31, 2003, compared to $459,184 for the three months ended March 31, 2002. This increase was primarily due to increased spending on salaries, depreciation and insurance. Interest income decreased $5,492 due to lower interest rates and interest expense decreased $1,882 due to reduced lease balances during the comparable periods.

As a result, we had net income after taxes of $632,379 or $.13 per diluted share for the three months ended March 31, 2003, compared to net income after taxes of $596,766 or $.12 per diluted share for the three months ended March 31, 2002.

Finally, we regularly grant incentive stock options to our employees pursuant to our shareholder-approved Medamicus, Inc. Stock Option Incentive Plan. During the three month period ended March 31, 2003, we granted options from this plan to purchase a total of 84,300 shares of our common stock. Of this total, James D. Hartman (President and Chief Executive Officer) and Mark C. Kraus (Executive Vice President and Chief Operating Officer) each received grants of 15,000 options on February 13, 2003 at a price of $7.33 per share, which was the last sale price of the stock on that date.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2003 was $522,197, consisting of net income of $632,379, adjusted for non-cash items of depreciation and amortization of $253,533, less a net change in operating assets and liabilities of $1,408,109 consisting of the following: Income taxes payable decreased $986,719 due to the payment of our 2002 income taxes and first quarter 2003 income tax estimates, accounts receivable decreased $58,252 primarily due to the timing of invoicing and collections and inventories increased $237,555 during the comparable periods in support of increased safety needle sales and buildup for the launch of our valved introducer in the second quarter.

Net cash used in investing activities for the three months ended March 31, 2003 was $406,583. Equipment was purchased totaling $386,962. We also had additions to patent rights totaling $19,621 during the period.

Net cash used in financing activities for the three months ended March 31, 2003 was $4,890. We made capital lease payments of $16,722 and received cash upon the exercise of options of $11,832.

As a result, our cash and cash equivalents were $6,370,692 as of March 31, 2003 compared to $7,304,362 at December 31, 2002. Working capital increased from $8,857,648 as of December 31, 2002 to $9,332,087 as of March 31, 2003.

Approximately 57% of our outstanding accounts receivable balance as of March 31, 2003 and 56% of our first quarter 2003 sales were related to Medtronic, compared to 63% of accounts receivable as of March 31, 2002 and 69% of first quarter sales in 2002. We have not experienced problems with timely payments from Medtronic and do not anticipate problems in the future.

We have in place a line of credit with a financial institution with availability on the line of $3,000,000. The line of credit agreement calls for interest at the financial institution’s base rate with no minimum interest due and expires, if not renewed, on August 1, 2003. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. The line of credit agreement contains certain financial covenants, including minimum profitability and a liabilities to net worth ratio limitation. We had no outstanding borrowings under the agreement at March 31, 2003. This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 03/31/03	Date of Expiration

Line of credit	$ 3,000,000	$ 0	August 1, 2003

A summary of our contractual cash obligations at March 31, 2003 is as follows:

	Payments due by period

Contractual Obligations	Total	2003	2004	2005	2006	2007

Long-term debt, including interest	$223,635	$64,019	$85,359	$69,500	$4,757	$0

Operating leases	430,713	133,941	177,962	106,400	7,091	5,319

Total contractual cash obligations	$654,348	$197,960	$263,321	$175,900	$11,848	$5,319

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our working capital and capital resource requests for fiscal 2003.

Critical Accounting Policies

Our significant accounting policies are summarized in the footnotes to our annual financial statements. The most critical policies are also discussed below.

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Revenues are recognized when all of the following criteria are met: when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

Allowance for Doubtful Accounts. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense to date and we believe our reserve for doubtful accounts of $50,000 should be adequate for any exposure to loss in our March 31, 2003 accounts receivable.

Allowance for Excess and Obsolete Inventory. Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for slow moving and obsolete inventories and believe our reserve of $71,000 at March 31, 2003 is adequate.

Valuation of Long-Lived and Intangible Assets. As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our major long-lived and intangible assets are our license agreement with Med-Design for the Axia RSN Safety Needle and property and equipment. We depreciate our property and equipment and license agreement over their estimated useful lives and we have not identified any items that are impaired.

The realization of our investments in the license agreement and manufacturing equipment related to the net safety needle investment of approximately $3,451,000 at March 31, 2003 is dependent upon attaining a sustained level of sales of this product. We currently are comfortable projecting a level of future sales that is sufficient to enable us to fully realize the investments we have made in the safety needle product. However, if actual sales fail to reach these levels, our investments made in this product may not be fully realizable in the future. Please refer to the “Risk Factors” section of our Annual

Report on Form 10-KSB for 2002, filed with the Securities and Exchange Commission on February 28, 2003 for a discussion of factors that will have an effect on our ability to attain a sustained level of safety needle sales. If we determine that the carrying value of these operating assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement were effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements became effective for this quarterly report. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time. However, the accompanying financial statements presented have incorporated the enhanced disclosure requirements of SFAS No. 148.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FASB Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in FASB Statement No. 5, Accounting for Contingencies, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. FASB Interpretation No. 45 should have no effect on the financial statements of the Company.

Forward Looking Statements

Statements included in this Quarterly Report on Form 10-Q, in our annual and quarterly reports, in filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some of these statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2002 entitled “Risk Factors.” All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements. Factors that could cause results to differ materially include: our dependence upon a limited number of key customers for our revenue; our dependence upon licensing agreements with third parties for the technology underlying some of our products, especially the safety needle; our ability to negotiate and enter into safety needle supply agreements with major medical device companies and the ability of the us and our customers to achieve market acceptance of the safety needle; our ability to effectively manufacture our safety needle using our automated safety needle assembly equipment in anticipated required quantities; our ability to successfully manufacture and introduce our FlowGuard valved peelable introducer; our ability to design and develop new advanced delivery products for our existing and new customers; our ability to develop or acquire new products to increase our revenues; our ability to attract and retain key personnel; introduction of competitive products; patent and government regulatory matters; economic conditions; and our ability to raise capital. All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities used to maintain liquidity. Our earnings are not materially affected by changes in interest rates on our floating interest rate debt because we have not maintained an outstanding balance on our line of credit agreement. We have invested our excess funds in a money market fund, comprised of U.S. Government backed securities and do not believe that a change in interest rates on such money market fund would have a material effect on our earnings.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, James D. Hartman, has reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon his review, he believes that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company that is required to be disclosed is made known to him.

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluations, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Changes in Securities

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

(a).	The Company held its annual meeting of shareholders on April 24, 2003.

(b).	The Company solicited proxies from its shareholders to vote on the following items:

•	To elect five directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected.

•	To amend the Medamicus, Inc. Stock Option Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 300,000, from 400,000 to 700,000

•	To ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending December 31, 2003.

A total of 4,569,587 votes were cast by proxy at the annual meeting and the vote counts were as follows:

	Yes	No	Abstain	Broker Non Vote

Election of Directors

Thomas L. Auth	4,063,976	505,611

Michael D. Dale	4,065,041	504,546

Albert Emola	4,156,096	413,491

James D. Hartman	4,145,042	424,545

Richard F. Sauter	4,156,176	413,411

Amend Stock Option Incentive Plan	1,593,908	904,136	38,939	2,032,604

Ratify Auditors	4,524,460	25,608	19,519	0

Accordingly, each nominee was elected as a director, the amendment to the Stock Option Incentive Plan was approved and the appointment of McGladrey & Pullen, LLP was ratified.

Item 5 — Other Information

On April 23, 2003, we announced that we had entered into a development and supply agreement with Cardio-Optics, Inc., under which we will develop the delivery system for CardioOptics Trans Blood Vision™ technology that allows physicians to see through blood. Cardio-Optics first market application is a bi-ventricular pacing and delivery system. We also have the right to manufacture and package the commercially marketed version of this device under a multi-year supply agreement with Cardio-Optics, Inc. Attached to this Quarterly Report on Form 10-Q as Exhibit 99.2 is a press release issued relating to this development and supply agreement.

On April 24, 2003, we announced that we had entered into a supply agreement with Cook Incorporated, under which Cook is the exclusive U.S. distributor for individually packaged our Axia RSN™ guidewire introducer safety needle. Attached to this Quarterly Report on Form 10-Q as Exhibit 99.3 is a press release issued relating to this supply agreement.

Item 6(a) — Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350
99.2 Press Release dated April 23, 2003
99.3 Press Release dated April 24, 2003

Item 6(b) — Reports on Form 8-K

•	On February 11, 2003, the Company filed a Current Report on Form 8-K to furnish under Item 9 of the Form 8-K a script of the 2002 fiscal year results conference call.

•	On April 15, 2003, the Company filed a Current Report on Form 8-K to furnish under Item 9 of the Form 8-K a script of the first quarter 2003 results conference call.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: April 30, 2003	MedAmicus, Inc. By: /s/ James D. Hartman President, Chief Executive Officer and Chief Financial Officer

13

CERTIFICATIONS

I, James D. Hartman, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Medamicus, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/s/ James D. Hartman ———————————————— President, Chief Executive Officer and Chief Financial Officer

14