Form 10-Q
period 2003-06-30
MEDAMICUS INC
filed 2003-08-07
CIK 833140

United States Securities and Exchange Commission Washington, D.C. 20549 Form 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  |X|  No  |_|

The number of shares of Registrant’s Common Stock outstanding on August 4, 2003 was 4,739,793

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes  |_|  No  |X|

Index

PART I. FINANCIAL INFORMATION	Page #

Item 1. Financial Statements	3-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12-13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Changes in Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	13

EXHIBITS	14-15

Medamicus, Inc.
Balance Sheets

	6/30/03	12/31/02

ASSETS	Unaudited	Audited
Current assets:
Cash and cash equivalents	$6,491,564	$7,304,362
Accounts receivable, less allowances for doubtful accounts and returns
of $130,000 and $60,000, respectively	2,013,269	2,087,666
Inventories, less obsolescence reserve of $223,000 and $59,000, respectively	2,282,187	2,118,671
Prepaid expenses and other assets	209,893	89,524
Deferred income taxes	100,000	100,000

Total current assets	11,096,913	11,700,223

Property and equipment:
Equipment	6,039,060	5,288,466
Office furniture, fixtures and computers	887,127	870,565
Leasehold improvements	989,039	982,022

	7,915,226	7,141,053
Less accumulated depreciation and amortization	(2,609,534)	(2,193,699)

Net property and equipment	5,305,692	4,947,354

Other assets:
License agreement at cost, net of accumulated amortization of
$417,835 and $292,446, respectively	1,630,059	1,755,448
Patent rights, net of accumulated amortization of
$107,774 and $84,560, respectively	280,704	167,980

Total other assets	1,910,763	1,923,428

TOTAL ASSETS	$18,313,368	$18,571,005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$545,030	$622,765
Accrued expenses	724,027	906,934
Income taxes payable	144,174	1,247,982
Current installments of capital lease obligations	64,894	64,894

Total current liabilities	1,478,125	2,842,575

Long-term liabilities:
Capital lease obligations, less current installments	116,708	150,518
Deferred income taxes	150,000	150,000

Total long-term liabilities	266,708	300,518

Total liabilities	1,744,833	3,143,093

Commitments and contingencies
Shareholders' equity:
Preferred stock-undesignated, authorized 1,000,000 shares	0	0
Common stock-$.01 par value, authorized 9,000,000 shares; issued and
outstanding 4,737,693 and 4,726,593 shares, respectively	47,377	47,266
Additional paid-in capital	11,994,818	11,960,735
Retained earnings	4,526,340	3,419,911

Total shareholders' equity	16,568,535	15,427,912

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,313,368	$18,571,005

See accompanying condensed notes to financial statements

Medamicus, Inc.
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Sales	$4,338,341	$4,382,042	$9,005,664	$8,680,725
Cost of sales	2,518,589	2,363,767	5,115,270	4,693,751

Gross profit	1,819,752	2,018,275	3,890,394	3,986,974

Operating expenses:
Research and development	383,247	442,213	741,247	854,512
Selling, general and administrative	691,291	574,938	1,410,617	1,181,208

Total operating expenses	1,074,538	1,017,151	2,151,864	2,035,720

Operating income	745,214	1,001,124	1,738,530	1,951,254

Other income (expense):
Interest expense	(4,251)	(5,984)	(8,870)	(12,485)
Interest income	11,897	18,879	26,979	39,453
Other	(399)	(1,519)	(402)	(1,968)

Total other income (expense)	7,247	11,376	17,707	25,000

Income before income taxes	752,461	1,012,500	1,756,237	1,976,254
Income tax expense	(278,411)	(384,750)	(649,808)	(751,738)

Net Income	$474,050	$627,750	$1,106,429	$1,224,516

Earnings per share
Basic	$0.10	$0.13	$0.23	$0.26
Diluted	$0.10	$0.13	$0.22	$0.25
Weighted average common and common equivalent
shares outstanding
Basic	4,733,950	4,714,066	4,730,964	4,700,260
Diluted	4,955,311	4,970,966	4,956,072	4,987,479

See accompanying condensed notes to financial statements

Medamicus, Inc.
Statements of Shareholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
Six Months Ended June 30, 2003	Shares	Amount

Balances at December 31, 2002 (Audited)	4,726,593	$47,266	$11,960,735	$3,419,911	$15,427,912
Options exercised	11,100	111	27,083	0	27,194
Options issued to consultant for services	0	0	7,000	0	7,000
Net income for the six month period ended 06/30/03	0	0	0	1,106,429	1,106,429

Balances at June 30, 2003 (Unaudited)	4,737,693	$47,377	$11,994,818	$4,526,340	$16,568,535

See accompanying condensed notes to financial statements

Medamicus, Inc.
Statements of Cash Flows (Unaudited)

	Six Months Ended
Cash flows from operating activities:	June 30, 2003	June 30, 2002
Net income	$1,106,429	$1,224,516
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	564,438	408,783
Options issued for compensation	7,000	1,139
Deferred income taxes	0	75,000
Changes in operating assets and liabilities:
Accounts receivable	74,397	(465,156)
Inventories	(163,516)	(142,545)
Prepaid expenses and other assets	(120,369)	(56,627)
Accounts payable	(77,735)	(258,862)
Accrued expenses	(182,907)	(110,884)
Income taxes payable	(1,103,808)	550,052

Net cash provided by operating activities	103,929	1,225,416

Cash flows from investing activities:
Purchase of property and equipment, net of retirements	(774,173)	(1,815,691)
Additions to patent rights	(135,938)	(52,260)
Additions to license agreement	0	(416)

Net cash used in investing activities	(910,111)	(1,868,367)

Cash flows from financing activities:
Principal payments on capital lease obligations	(33,810)	(43,472)
Proceeds from exercise of stock options and warrants	27,194	560,362

Net cash provided by (used in) financing activities	(6,616)	516,890

Net decrease in cash and cash equivalents	(812,798)	(126,061)

Cash and cash equivalents, beginning of period	7,304,362	5,350,477

Cash and cash equivalents, end of period	$6,491,564	$5,224,416

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,870	$12,485
Cash paid during the period for income taxes	$1,753,616	$126,686

See accompanying condensed notes to financial statements

Medamicus, Inc.
Condensed Notes to Financial Statements
Six Months Ended June 30, 2003
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

The financial statements presented herein as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following:

	June 30, 2003	December 31, 2002
Purchased parts and subassemblies	$1,614,164	$1,609,747
Work in process	553,768	458,879
Finished goods	114,255	50,045

Total Inventory	$2,282,187	$2,118,671

3. Other Assets
Other assets consist of the following amortizable intangible assets:

	June 30, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value

License agreement	$2,047,894	$417,835	$1,630,059	$2,047,894	$292,446	$1,755,448
Patented technology	388,478	107,774	280,704	252,540	84,560	167,980

	$2,436,372	$525,609	$1,910,763	$2,300,434	$377,006	$1,923,428

        Amortization expense is as follows:

Quarter ended June 30, 2003	$76,652

Quarter ended June 30, 2002	$68,309

Six months ended June 30, 2003	$148,604

Six months ended June 30, 2002	$135,220

Year ended December 31, 2002	$275,357

Estimated amortization expense for the remainder of 2003 and for each of the next four years is approximately $156,000 and $300,000, respectively.

4. Net income per share
Basic per-share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is not dilutive.

5. Income Taxes
Income tax expense for the first six months ended June 30, 2003, was computed using an estimated combined federal and state tax rate of 37%. A combined rate of 38% was used for the first six months ended June 30, 2002.

6. Employee Stock Based Compensation
At June 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Three Months Ended		Six Months Ended

	06/30/03	06/30/02	06/30/03	06/30/02

Net income - as reported	$474,050	$627,750	$1,106,429	$1,224,516

Deduct: Total stock-based employee compensation (Expense determined under the fair value based method for all awards)	(89,672)	(59,530)	(202,958)	(138,836)

Pro Forma Net Income	$384,378	$568,220	$903,471	$1,085,680

Earnings Per Share

Basic net income per share - as reported	$.10	$.13	$.23	$.26

Basic net income per share - pro forma	$.08	$.12	$.19	$.23

Diluted net income per share - as reported	$.10	$.13	$.22	$.25

Diluted net income per share - pro forma	$.08	$.11	$.18	$.22

The above pro forma effects on net income and net income per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

7. Pending Business Acquisition
On July 21, 2003, the Company entered into a definitive agreement to acquire the operating assets of BIOMEC Cardiovascular Inc. (“BCI”), a Minneapolis-based developer and manufacturer of implantable stimulation leads, lead delivery systems and accessories for cardiac rhythm management and neuromodulation. BCI is a subsidiary of BIOMEC Inc., a privately held medical technology company headquartered in Cleveland, Ohio. BCI had sales of approximately $4.2 million during its latest fiscal year ended December 31, 2002.

The board of directors of Medamicus, Inc. as well as the boards of directors of BCI and BIOMEC Inc. have approved the acquisition and unanimously recommended approval by their respective shareholders. Besides requiring approval by the shareholders of Medamicus and BIOMEC Inc., the transaction is subject to SEC review, the absence of material adverse events and other customary closing conditions. Under the agreement, Medamicus will be obligated to pay at closing a total of $18 million with not less than $7 million in cash and not less than $7 million in newly issued shares of Medamicus common stock, with the additional $4 million, subject to adjustments, to be paid in either stock or cash at the option of Medamicus. The agreement also requires Medamicus to make additional payments to the Seller in 2004 and 2005 if certain levels of sales of BCI products are achieved. Medamicus could currently finance the transaction by paying $7 million in cash and $11 million in stock using its existing cash and line of credit. Medamicus is currently negotiating with a number of financial institutions to secure a $5 million term loan in addition to its $3 million line of credit to allow for the option of paying a larger portion of the purchase price in cash.

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

We manufacture and market a family of percutaneous venous vessel introducers that include in part or in whole proprietary features and technologies. Vessel introducers allow physicians to create a conduit through which they can insert other medical devices such as infusion catheters, implantable ports, and pacemaker leads into a blood vessel.

In addition to this core traditional introducer product line, we have developed and manufacture “advanced delivery” introducers that have “fixed curve” or articulating distal tip sections that can be manipulated to enable the health care professional to access parts of the patient’s anatomy (such as the left ventricle of the heart) that cannot be reached by traditional introducers. These sophisticated advanced delivery introducers are designed and manufactured to meet the unique needs of each procedure being performed.

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

Results of Operations

Three and six month periods ended June 30, 2003 and June 30, 2002
Total revenues from continuing operations were $4,338,341 for the three months ended June 30, 2003 compared to $4,382,042 for the three months ended June 30, 2002, and $9,005,664 for the six months ended June 30, 2003 compared to $8,680,725 for the six months ended June 30, 2002, representing a 1.0% decrease and 3.7% increase respectively.

Sales of our core introducer products were $3,417,997 for the three months ended June 30, 2003, compared to $2,583,937 for the three months ended June 30, 2002, and $6,950,095 for the six months ended June 30, 2003, compared to $5,029,529 for the six months ended June 30, 2002, representing a 32.3% and 38.2% increase, respectively. This increase was primarily due to continued growth in sales to both new and existing customers. During the quarter we encountered a design issue with our newly released FlowGuardTM valved introducer, which caused us to suspend shipments until corrected. In order to rectify the problem, we will need to qualify a new resin which will defer our resumption of shipments until late in the fourth quarter or early 2004. Our sales in the second quarter were modestly affected by our inability to ship this product. Our income, however, was affected by more than $200,000 of write-offs, consisting primarily of scrapped inventory. We expect sales of our core introducer products to remain strong in 2003 as we continue to ship orders to our new customer base, but our sales growth for the balance of 2003 will be slowed due to the FlowGuard delay.

Sales of our advanced delivery products were $563,974 for the three months ended June 30, 2003, compared to $1,562,210 for the three months ended June 30, 2002, and $1,114,345 for the six months ended June 30, 2003, compared to $3,053,833 for the six months ended June 30, 2002, representing a 63.9% and 63.5% decrease, respectively. Most of the sales in this category were either procedural kits or components sold to Medtronic in support of its marketing of the InSync™ pacing device to treat congestive heart failure. As we previously reported, Medtronic has transitioned packaging of these procedural kits to its own facility. We have provided Medtronic with several components for these kits over the past several quarters, but we saw a significant decline in orders for these components during the first six months of 2003. We anticipate that our advanced delivery product sales will be down significantly for the remainder of 2003 when compared to 2002, primarily due to the reduction in sales to Medtronic. We are currently working on eleven development projects related to advanced delivery products with a variety of companies. We are conducting the product development work and incorporating some portions of our own intellectual property in each of these projects. Each relationship is typically accompanied by a supply agreement that would provide us an additional revenue stream if the final product is a commercial success.

Sales of our safety products were $61,160 for the three months ended June 30, 2003, compared to $34,494 for the three months ended June 30, 2002, and $209,211 for the six months ended June 30, 2003, compared to $67,969 for the six months ended June 30, 2002. Most of these increased sales are the result of the incorporation of the safety needle into

Medtronic kits for U.S. distribution starting in the second quarter. We believe that the Medtronic safety needle launch should create increased market demand at the hospital level. On April 24, 2003, we announced a supply agreement with Cook Incorporated under which we appointed Cook the exclusive distributor of our single pack Axia RSN™ safety needles in the United States. We expect safety product sales to accelerate late in the third quarter or early in the fourth quarter of 2003 as we begin to ship safety needles to Cook under the new supply agreement. We are also engaged in continuing discussions with other companies to formalize additional distribution relationships related to the safety needle.

Other sales, consisting of contract manufacturing, engineering services and freight charges were $295,210 and $732,013 for the three and six month periods ended June 30, 2003, compared to $201,401 and $529,394 for the three and six month periods ended June 30, 2002. This increase was primarily due to increased engineering service sales, off-set by decreases in contract manufacturing sales during the comparable periods.

Gross profit totaled $1,819,752 for the three months ended June 30, 2003, compared to $2,018,275 for the three months ended June 30, 2002, and $3,890,394 for the six months ended June 30, 2003, compared to $3,986,974 for the six months ended June 30, 2002, representing a 9.8% and 2.4% decrease, respectively. Gross profit as a percent of sales dropped from 46.1% to 42.0% for the comparable three month period and from 45.9% to 43.2% for the comparable six month period. The primary cause of this decline in the second quarter was related to the write-offs associated with the FlowGuard valved introducer which reduced the second quarter 2003 gross margin by over 4%. Our gross margin was also negatively affected in the first quarter by manually assembling safety needles prior to our automated system becoming operational. Additionally, we have relatively high fixed costs related to the amortization of our investment in obtaining the rights to the arterial safety needle market, as well as depreciation on the automated safety needle assembly equipment (beginning in April 2003), as compared to sales of safety needles. We expect these expenses to become less of a factor as our safety needle sales increase.

Research and development expenses were $383,247 or 8.8% of sales for the three months ended June 30, 2003, compared to $442,213 or 10.1% of sales for the three months ended June 30, 2002, and $741,247 or 8.2% of sales for the six months ended June 30, 2003, compared to $854,512 or 9.8% of sales for the six months ended June 30, 2002. These decreases were primarily due to a greater portion of engineering time being billed to customers as engineering services when compared to last year. Research and development is an important part of our continuing efforts to grow our business and we plan to spend approximately 9-10% of sales on these activities on an on-going basis.

Selling expenses were $236,629 or 5.5% of sales for the three months ended June 30, 2003, compared to $144,534 or 3.3% of sales for the three months ended June 30, 2002, and $454,736 or 5.1% of sales for the six months ended June 30, 2003, compared to $291,620 or 3.4% of sales for the six months ended June 30, 2002. This increase was primarily due to increased spending on salaries, trade shows and travel, partially off-set by a decrease in commission expense. We hired a new Director of Sales and Marketing (January 2002), two Product Marketing Managers (July 2002, January 2003), a Marketing Manager (February 2003) and a Sales & Marketing Coordinator (July 2002) to help drive the sales and marketing efforts for our new products. With the addition of these positions, we have attended more trade shows to build awareness of our products and incurred higher travel costs than in past years. Additionally, with these new positions, we have been able to reduce the commission expenses relating to our two independent sales representatives.

General and administrative expenses were $454,662 or 10.5% of sales for the three months ended June 30, 2003, compared to $430,404 or 9.8% of sales for the three months ended June 30, 2002, and $955,881 or 10.6% of sales for the six months ended June 30, 2003, compared to $889,588 or 10.3% of sales for the six months ended June 30, 2002. This increase was primarily due to increased spending on salaries, depreciation, accounting fees and insurance. Interest income decreased $6,982 and $12,474, respectively due to lower interest rates and interest expense decreased $1,733 and $3,615, respectively due to reduced lease balances during the comparable periods.

As a result, we had net income after taxes of $474,050 or $.10 per diluted share for the three months ended June 30, 2003, compared to net income after taxes of $627,750 or $.13 per diluted share for the three months ended June 30, 2002 and $1,106,429 or $.22 per diluted share for the six months ended June 30, 2003, compared to net income after taxes of $1,224,516 or $.25 per diluted share for the six months ended June 30, 2002. The write-offs related to the FlowGuard product affected our second quarter and year-to-date results by $.03 per diluted share.

Finally, we regularly grant incentive stock options to our employees pursuant to our shareholder-approved Medamicus, Inc. Stock Option Incentive Plan. During the six month period ended June 30, 2003, we granted options from this plan to purchase a total of 102,500 shares of our common stock. Of this total, James D. Hartman (President and Chief Executive

Officer) and Mark C. Kraus (Executive Vice President and Chief Operating Officer) each received grants of 15,000 options on February 13, 2003 at a price of $7.33 per share, which was the last sale price of the stock on that date.

Liquidity and Capital Resources
Net cash provided by operating activities for the six months ended June 30, 2003 was $103,929, consisting of net income of $1,106,429, adjusted for non-cash items of depreciation and amortization of $564,438 and options issued for compensation of $7,000, less a net change in operating assets and liabilities of $1,573,938 consisting of the following: income taxes payable decreased $1,103,808 due to the payment of our 2002 income taxes and 2003 income tax estimates, accounts receivable decreased $74,397 primarily due to the timing of invoicing and collections and inventories increased $163,516 during the comparable periods in support of increased introducer and safety needle sales.

Net cash used in investing activities for the six months ended June 30, 2003 was $910,111. We purchased equipment totaling $774,173 and we also had additions to patent rights totaling $135,938 during the period.

Net cash used in financing activities for the six months ended June 30, 2003 was $6,616. We made capital lease payments of $33,810 and received cash upon the exercise of options of $27,194.

As a result, our cash and cash equivalents were $6,491,564 as of June 30, 2003 compared to $7,304,362 at December 31, 2002. Working capital increased from $8,857,648 as of December 31, 2002 to $9,618,788 as of June 30, 2003.

Approximately 38% of our outstanding accounts receivable balance as of June 30, 2003 and 49% of our year-to-date 2003 sales were related to Medtronic, compared to 61% of accounts receivable as of June 30, 2002 and 67% of our year-to date sales in 2002. We have not experienced problems with timely payments from Medtronic and do not anticipate problems in the future.

We have in place a line of credit with a financial institution with availability on the line of $3,000,000. The line of credit agreement calls for interest at the financial institution’s base rate with no minimum interest due and expires, if not renewed, on August 1, 2004. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. The line is secured by substantially all of our assets. The line of credit agreement contains certain financial covenants, including minimum profitability and a liabilities to net worth ratio limitation. We had no outstanding borrowings under the agreement at June 30, 2003. This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding At 06/30/03	Date of Expiration

Line of credit	$3,000,000	$0	August 1, 2004

A summary of our contractual cash obligations at June 30, 2003 is as follows:

	Payments Due by Period

Contractual Obligations	Total	2003	2004	2005	2006	2007	2008

Long-term debt, including
interest	$202,295	$42,679	$85,359	$69,500	$4,757	$0	$0

Operating leases	405,906	91,214	181,802	110,240	10,931	9,159	2,560

Total contractual cash
obligations	$608,201	$133,893	$267,161	$179,740	$15,688	$9,159	$2,560

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our working capital and capital resource needs for fiscal 2003. In addition, we expect our working capital requirements to change as a result of the pending transaction discussed below.

Pending Business Acquisition
On July 21, 2003, the Company entered into a definitive agreement to acquire the operating assets of BIOMEC Cardiovascular Inc. (“BCI”), a Minneapolis-based developer and manufacturer of implantable stimulation leads, lead delivery systems and accessories for cardiac rhythm management and neuromodulation. BCI is a subsidiary of BIOMEC Inc., a privately held medical technology company headquartered in Cleveland, Ohio. BCI had sales of approximately $4.2 million during its latest fiscal year ended December 31, 2002.

The board of directors of Medamicus, Inc. as well as the boards of directors of BCI and BIOMEC Inc. have approved the acquisition and unanimously recommended approval by their respective shareholders. Besides requiring approval by the shareholders of Medamicus and BIOMEC Inc., the transaction is subject to SEC review, the absence of material adverse events and other customary closing conditions. Under the agreement, Medamicus will be obligated to pay at closing a total of $18 million with not less than $7 million in cash and not less than $7 million in newly issued shares of Medamicus common stock, with the additional $4 million, subject to adjustments, to be paid in either stock or cash at the option of Medamicus. The agreement also requires Medamicus to make additional payments to the Seller in 2004 and 2005 if certain levels of sales of BCI products are achieved. Medamicus could currently finance the transaction by paying $7 million in cash and $11 million in stock using its existing cash and line of credit. Medamicus is currently negotiating with a number of financial institutions to secure a $5 million term loan in addition to its $3 million line of credit to allow for the option of paying a larger portion of the purchase price in cash.

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

Allowances for Doubtful Accounts and Product Returns. We establish estimates of the uncollectibility of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debt expense to date and we believe our reserve for doubtful accounts of $50,000 should be adequate for any exposure to loss in our June 30, 2003 accounts receivable. Additionally, we established an $80,000 reserve for product returns in June 2003 to cover the recalled FlowGuard product from one of our customers that had not been returned as of June 30, 2003. Returns of this nature are rare and we typically do not establish product return reserves.

Allowance for Excess and Obsolete Inventory. Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for slow moving and obsolete inventories and believe our reserve of $223,000 at June 30, 2003 is adequate. The increase in this account from $71,000 at the end of the first quarter is intended to cover inventory related to the recalled FlowGuard product that will have to be scrapped from our inventory.

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

The realization of our investments in the license agreement and manufacturing equipment related to the net safety needle investment of approximately $3,542,000 at June 30, 2003 is dependent upon attaining a sustained level of sales of this product. We currently are comfortable projecting a level of future sales that is sufficient to enable us to fully realize the investments we have made in the safety needle product. However, if actual sales fail to reach these levels, our investments made in this product may not be fully realizable in the future. Please refer to the “Risk Factors” section of our Annual

Report on Form 10-KSB for 2002, filed with the Securities and Exchange Commission on February 28, 2003 for a discussion of factors that will have an effect on our ability to attain a sustained level of safety needle sales.

If we determine that the carrying value of these operating assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or another valuation technique.

Recently Issued Accounting Pronouncement
The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company is required to apply Statement No. 150 for the quarter beginning on July 1, 2003. The Company does not expect the application of Statement No. 150 to have a material effect on its financial statements.

Forward Looking Statements
Statements included in this Quarterly Report on Form 10-Q, in our annual and quarterly reports, in filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some of these statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2002 entitled “Risk Factors.” All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements. Factors that could cause results to differ materially include: Our ability to obtain approval of the transaction by Medamicus and BIOMEC shareholders, our ability to successfully integrate the acquired business, our dependence upon a limited number of key customers for our revenue; our dependence upon licensing agreements with third parties for the technology underlying some of our products, especially the safety needle; our ability to negotiate and enter into safety needle supply agreements with major medical device companies and the ability of the us and our customers to achieve market acceptance of the safety needle; our ability to effectively manufacture our safety needle using our automated safety needle assembly equipment in anticipated required quantities; our ability to successfully manufacture and introduce our FlowGuard valved peelable introducer; our ability to design and develop new advanced delivery products for our existing and new customers; our ability to develop or acquire new products to increase our revenues; our ability to attract and retain key personnel; introduction of competitive products; patent and government regulatory matters; economic conditions; and our ability to raise capital. All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.
The Company’s Chief Executive Officer and Chief Financial Officer, James D. Hartman, has reviewed the Company’s disclosure controls and procedures at the end of the period covered by this report. Based upon his review, he believes that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company that is required to be disclosed is made known to him by others within the Company.

(b) Changes in Internal Controls Over Financial Reporting.
There were no significant changes in the Company’s internal controls over financial reporting that occurred in the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings
None

Item 2 – Changes in Securities
None

Item 3 – Defaults Upon Senior Securities
None

Item 4 – Submission of Matters to a Vote of Security Holders
Information called for by this item with respect to the annual meeting of Medamicus shareholders held on April 24, 2003, is contained in Part II – Item 4 of Medamicus’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Item 5 – Other Information
None

Item 6(a) – Exhibits
2.1	Asset Purchase Agreement, dated July 21, 2003 among Medamicus, Inc., Medacquisition, Inc., BIOMEC Inc., and BIOMEC Cardiovascular, Inc.
31	Certification pursuant to Section 302
32	Certification pursuant to 18 U.S.C. Section 1350

Item 6(b) – Reports on Form 8-K
•	On April 15, 2003, the Company filed a Current Report on Form 8-K to furnish under Item 7 a copy of the first quarter 2003 earnings press release.
•	On July 22, 2003, the Company filed a Current Report on Form 8-K to furnish under Item 7 a copy of the second quarter 2003 earnings press release, a copy of the script for the second quarter 2003 conference call, a copy of the Medamicus, Inc. press release announcing the asset purchase agreement and a copy of the BIOMEC Inc. press release announcing the asset purchase agreement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 4, 2003	MedAmicus, Inc. By: /s/ James D. Hartman President, Chief Executive Officer and Chief Financial Officer