Form 10-Q
period 2003-09-30
MEDAMICUS INC
filed 2003-11-12
CIK 833140

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-19467

Medamicus, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1533300
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes	☒	No	☐

The number of shares of Registrant’s Common Stock outstanding on November 6, 2003 was 5,697,626.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes	☐	No	☒

Medamicus, Inc.

Balance Sheets

	September 30, 2003	December 31, 2002
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$6,574,850	$7,304,362
Accounts receivable, less allowances for doubtful accounts and returns of $130,000 and $60,000, respectively	1,861,327	2,087,666
Inventories, less obsolescence reserve of $61,000 and $59,000, respectively	2,140,022	2,118,671
Prepaid expenses and other assets	133,487	89,524
Deferred income taxes	100,000	100,000
Total current assets	10,809,686	11,700,223

Property and equipment:
Equipment	6,263,654	5,288,466
Office furniture, fixtures and computers	888,487	870,565
Leasehold improvements	990,078	982,022
	8,142,219	7,141,053
Less accumulated depreciation and amortization	(2,851,299)	(2,193,699)
Net property and equipment	5,290,920	4,947,354

Other assets:
Deferred acquisition costs	575,358	0
License agreement at cost, net of accumulated amortization of $480,530 and $292,446, respectively	1,567,364	1,755,448
Patent rights, net of accumulated amortization of $124,655 and $84,560, respectively	304,119	167,980
Total other assets	2,446,841	1,923,428

TOTAL ASSETS	$18,547,447	$18,571,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476,266	$622,765
Accrued expenses	592,141	906,934
Income taxes payable	184,552	1,247,982
Current installments of capital lease obligations	64,894	64,894
Total current liabilities	1,317,853	2,842,575

Long-term liabilities:
Capital lease obligations, less current installments	99,245	150,518
Deferred income taxes	150,000	150,000
Total long-term liabilities	249,245	300,518

Total liabilities	1,567,098	3,143,093

Commitments and contingencies

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	0	0
Common stock-$.01 par value, authorized 9,000,000 shares; issued and outstanding 4,745,293 and 4,726,593 shares, respectively	47,453	47,266
Additional paid-in capital	12,025,291	11,960,735
Retained earnings	4,907,605	3,419,911
Total shareholders’ equity	16,980,349	15,427,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,547,447	$18,571,005

See accompanying condensed notes to financial statements

Medamicus, Inc.

Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net sales	$4,041,977	$4,541,518	$13,047,641	$13,222,243
Cost of sales	2,410,197	2,387,792	7,525,467	7,081,543
Gross profit	1,631,780	2,153,726	5,522,174	6,140,700

Operating expenses:
Research and development	459,965	383,312	1,201,212	1,237,824
Selling, general and administrative	570,535	555,142	1,981,152	1,736,350
Total operating expenses	1,030,500	938,454	3,182,364	2,974,174

Operating income	601,280	1,215,272	2,339,810	3,166,526

Other income (expense):
Interest expense	(3,877)	(5,455)	(12,747)	(17,940)
Interest income	9,425	19,300	36,404	58,753
Other	(1,913)	(1,328)	(2,315)	(3,296)
Total other income (expense)	3,635	12,517	21,342	37,517

Income before income taxes	604,915	1,227,789	2,361,152	3,204,043
Income tax expense	(223,650)	(466,560)	(873,458)	(1,218,298)
Net Income	$381,265	$761,229	$1,487,694	$1,985,745

Earnings per share
Basic	$0.08	$0.16	$0.31	$0.42
Diluted	$0.08	$0.15	$0.30	$0.40

Weighted average common and common equivalent shares outstanding
Basic	4,740,617	4,719,343	4,734,217	4,706,691
Diluted	5,007,723	4,947,539	4,971,259	4,973,385

See accompanying condensed notes to financial statements

Medamicus, Inc.

Statements of Shareholders’ Equity

			Additional Paid-In Capital	Retained Earnings	Total
	Common Stock
Nine Months Ended September 30, 2003	Shares	Amount
Balances at December 31, 2002 (Audited)	4,726,593	$47,266	$11,960,735	$3,419,911	$15,427,912
Options exercised	18,700	187	57,556	0	57,743
Options issued to consultant for services	0	0	7,000	0	7,000
Net income for the nine month period ended 9/30/03	0	0	0	1,487,694	1,487,694
Balances at September 30, 2003 (Unaudited)	4,745,293	$47,453	$12,025,291	$4,907,605	$16,980,349

See accompanying condensed notes to financial statements

Medamicus, Inc.

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income	$1,487,694	$1,985,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	885,779	650,488
Options issued for compensation	7,000	1,139
Deferred income taxes	0	75,000
Loss on disposal of equipment	0	385
Changes in operating assets and liabilities:
Accounts receivable	226,339	(384,226)
Inventories	(21,351)	37,059
Prepaid expenses and other assets	(43,963)	(159,657)
Accounts payable	(146,499)	(228,212)
Accrued expenses	(314,793)	(73,297)
Income taxes payable	(1,063,430)	989,886
Net cash provided by operating activities	1,016,776	2,894,310

Cash flows from investing activities:
Purchase of property and equipment, net of retirements	(1,001,166)	(2,751,792)
Deferred acquisition costs	(575,358)	0
Additions to patent rights	(176,234)	(70,651)
Acquisition of license agreement	0	(416)
Net cash used in investing activities	(1,752,758)	(2,822,859)

Cash flows from financing activities:
Principal payments on capital lease obligations	(51,273)	(65,995)
Proceeds from exercise of stock options and warrants	57,743	578,334
Net cash provided by financing activities	6,470	512,339

Net increase (decrease) in cash and cash equivalents	(729,512)	583,790

Cash and cash equivalents, beginning of period	7,304,362	5,350,477

Cash and cash equivalents, end of period	$6,574,850	$5,934,267

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,747	$5,455
Cash paid during the period for income taxes	$1,754,017	$153,412

See accompanying condensed notes to financial statements

Medamicus, Inc.

Condensed Notes to Financial Statements

Nine Months Ended September 30, 2003

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

The financial statements presented herein as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.  Inventories consist of the following:

	September 30, 2003	December 31, 2002
Purchased parts and subassemblies	$1,502,289	$1,609,747
Work in process	581,027	458,879
Finished goods	56,706	50,045
Total Inventory	$2,140,022	$2,118,671

3.  Deferred acquisition costs

The deferred acquisition costs of $575,358 at September 30, 2003 relate to the pending acquisition of the assets of BIOMEC Cardiovascular Inc. and will be included as part of the total consideration paid for the acquisition.

4.  Other Assets

Other assets include the following amortizable intangible assets:

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Value	Gross Carrying Amount	Accumulated Amortization	Net Value
License agreement	$2,047,894	$480,530	$1,567,364	$2,047,894	$292,446	$1,755,448
Patented technology	428,774	124,655	304,119	252,540	84,560	167,980
	$2,476,668	$605,185	$1,871,483	$2,300,434	$377,006	$1,923,428

Amortization expense is as follows:

Quarter ended September 30, 2003	$79,576
Quarter ended September 30, 2002	69,525
Nine months ended September 30, 2003	228,179
Nine months ended September 30, 2002	204,745
Year ended December 31, 2002	275,357

Estimated amortization expense for the remainder of 2003 and for each of the next four years is approximately $80,000 and $320,000, respectively.

5.  Net income per share

Basic per-share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is not dilutive.

6.  Income Taxes

Income tax expense for the first nine months ended September 30, 2003, was computed using an estimated combined federal and state tax rate of 37%.  A combined rate of 38% was used for the first nine months ended September 30, 2002.

7.  Employee Stock-Based Compensation

At September 30, 2003, the Company had two stock-based employee compensation plans.  The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Three Months Ended		Nine Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002
Net income – as reported	$381,265	$761,229	$1,487,694	$1,985,745
Deduct: Total stock-based employee compensation (Expense determined under the fair value based method for all awards)	(90,820)	(58,642)	(293,779)	(197,479)
Pro forma net income	$290,445	$702,587	$1,193,915	$1,788,266

Earnings per share
Basic net income per share – as reported	$.08	$.16	$.31	$.42
Basic net income per share – pro forma	$.06	$.15	$.25	$.38
Diluted net income per share – as reported	$.08	$.15	$.30	$.40
Diluted net income per share – pro forma	$.06	$.14	$.24	$.36

The above pro forma effects on net income and net income per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

8.  Subsequent Events

On July 21, 2003, we entered into a definitive agreement to acquire the operating assets of BIOMEC Cardiovascular Inc. (“BCI”), a Minneapolis-based developer and manufacturer of implantable stimulation leads, lead delivery systems and accessories for cardiac rhythm management and neuromodulation.  BCI is a subsidiary of BIOMEC Inc., a privately held medical technology company headquartered in Cleveland, Ohio.  BCI had sales of approximately $4.2 million during its latest fiscal year ended December 31, 2002 and sales of approximately $7.3 million for the nine months ended September 30, 2003.

On October 17, 2003, we entered into a contract with a financial institution for a credit facility consisting of a $5.0 million term loan, amortizing over five years, together with a $3.0 million working capital line of credit.  The credit facility is secured by substantially all of our assets, including the assets acquired in the BCI transaction.  Availability under the working capital line of credit will be dependent upon levels of accounts receivable and inventory and will require us to comply with certain financial and operational covenants.  We will pay interest on the term loan, on a monthly basis, in an amount equal to the monthly LIBOR rate, as adjusted from time to time, plus 2.5% and we will pay interest on the working capital line of credit, on a monthly basis, in an amount equal to the monthly LIBOR rate, as adjusted from time to time, plus 2.25%.  At October 23, 2003, the monthly LIBOR rate was 1.12%.  We used the $5.0 million under the term loan to fund a portion of the cash payment made at the October 23, 2003 closing of the BCI transaction.

Our shareholders as well as the shareholders of BIOMEC Inc. approved the acquisition at shareholder meetings held on October 21, 2003 and the transaction closed on October 23, 2003.  Under the agreement, we paid at closing a total of $18 million less assumed liabilities of approximately $1 million, consisting of approximately $10 million in cash and 933,333 newly issued shares of Medamicus common stock valued at $7 million.  Both companies agreed to use BCI’s balance sheet as of September 30, 2003 to determine assumed liabilities in order to close the transaction in a timely manner.  BCI has 30 days from closing to provide us with a final balance sheet as of October 23, 2003, subject to a 20 day final review by us, to determine the final assumed liabilities, as well as the final working capital adjustment per the agreement.  We will pay any closing transaction amounts due sometime in mid-December.  We currently estimate that we will owe BIOMEC approximately $950,000 for the working capital adjustment.  The asset purchase agreement also requires us to make additional payments to BIOMEC and BCI in 2004 and 2005 if certain levels of sales of BCI products are achieved.

Additionally, as part of the acquisition, our shareholders approved increasing the number of authorized common shares from 9 million to 20 million.  Medamicus has also incurred deferred acquisition costs of $575,358 through September 30, 2003 that will be treated as part of the cost of the acquisition.  It is expected that total fees and expenses related to the transaction will be approximately $1,200,000.

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

Results of Operations

Three and nine month periods ended September 30, 2003 and September 30, 2002

Net sales were $4,041,977 for the three months ended September 30, 2003 compared to $4,541,518 for the three months ended September 30, 2002, and $13,047,641 for the nine months ended September 30, 2003 compared to $13,222,243 for the nine months ended September 30, 2002, representing an 11.0% and a 1.3% decrease, respectively.

Sales of our core introducer products were $2,652,869 for the three months ended September 30, 2003, compared to $3,299,293 for the three months ended September 30, 2002, and $9,602,964 for the nine months ended September 30, 2003, compared to $8,328,822 for the nine months ended September 30, 2002, representing a 19.6% decrease and a 15.3% increase, respectively.  The increase for the nine month period of 2003 was primarily due to continued growth in sales to both new and existing customers.  However, we experienced a decrease during the third quarter of 2003 due to several factors.   First, we benefited from a one time shipment of specialty introducers to Medtronic in the third quarter of 2002 totaling $347,000 that was not present during the current third quarter.  Second, two of our large introducer customers significantly lowered orders for introducer products during the third quarter of 2003 due to some over-stocking issues at their facilities.  We expect these customers will be increasing their orders again in the middle of the fourth quarter to more normal levels.  Finally, our introducer sales were affected in the current third quarter by the suspension in production of our

FlowGuardTM valved introducer due to a design issue related to the handle resin.  Our engineers believe that they have the resin issues rectified and we are hopeful that we can resume shipments of this product early in 2004.  We expect sales of our core introducer products in the fourth quarter to be approximately the same as in the third quarter of 2003, but we expect introducer sales to grow rapidly in 2004 as we begin to ship our FlowGuard product to the marketplace again.

Sales of our advanced delivery products were $749,277 for the three months ended September 30, 2003, compared to $933,255 for the three months ended September 30, 2002, and $1,863,622 for the nine months ended September 30, 2003, compared to $3,987,088 for the nine months ended September 30, 2002, representing a 19.7% and 53.3% decrease, respectively.  The sales for the three months ended September 30, 2003 included $415,000 of inventory that we had been holding for Medtronic related to procedural kits that is now being transferred to its manufacturing facility.  The inventory billing carried a modest gross profit (approximately 25%) which also affected our overall gross profit for the quarter and the year.  The remaining sales in this category were either procedural kits or components sold to Medtronic in support of its marketing of the InSync™ pacing device to treat congestive heart failure.  As we previously reported, Medtronic has transitioned packaging of these procedural kits to its own facility.  We have provided Medtronic with several components for these kits over the past several quarters, but we saw a significant decline in orders for these components during the first nine months of 2003.  We anticipate that our advanced delivery product sales will be down significantly for the remainder of 2003 when compared to 2002, primarily due to the reduction in sales to Medtronic.  We are currently working on twelve development projects related to advanced delivery products with a variety of companies.  We are conducting the product development work and incorporating some portions of our own intellectual property in each of these projects.  Each relationship is typically accompanied by a supply agreement that would provide us an additional revenue stream if the final product is a commercial success.

Sales of our safety products were $177,046 for the three months ended September 30, 2003, compared to $14,094 for the three months ended September 30, 2002, and $386,257 for the nine months ended September 30, 2003, compared to $82,063 for the nine months ended September 30, 2002.  Most of these increased sales are the result of the incorporation of the safety needle into Medtronic kits for U.S. distribution starting in the second quarter.  We believe that the Medtronic safety needle launch should create increased market demand at the hospital level.  On April 24, 2003, we announced a supply agreement with Cook Incorporated under which we appointed Cook the exclusive distributor of our single pack Axia RSN™ safety needles in the United States.  We shipped a small initial order of safety needles to Cook during the third quarter and we expect to ramp up sales to Cook during the fourth quarter.  We also shipped small quantities of needles to a number of potential customers to begin their evaluation of the product.  We expect safety product sales to accelerate in the fourth quarter of 2003 as we begin to ship safety needles to Cook under the new supply agreement.

Other sales, consisting of contract manufacturing, engineering services and freight charges were $462,785 and $1,194,798 for the three and nine month periods ended September 30, 2003, compared to $294,876 and $824,270 for the three and nine month periods ended September 30, 2002.  This increase was primarily due to increased engineering service sales, off-set by decreases in contract manufacturing sales during the comparable periods.

Gross profit totaled $1,631,780 for the three months ended September 30, 2003, compared to $2,153,726 for the three months ended September 30, 2002, and $5,522,174 for the nine months ended September 30, 2003, compared to $6,140,700 for the nine months ended September 30, 2002, representing a 24.2% and 10.1% decrease, respectively.  Gross profit as a percent of sales dropped from 47.4% to 40.4% for the comparable three month period and from 46.4% to 42.3% for the comparable nine month period.  Our gross profits in 2003 are down as a percent of sales when compared to 2002 for several reasons.  A major reason for the decrease is due to the drastic reduction in our Medtronic advanced delivery product sales from 2002 which carried a high gross profit percentage.   We also made a conscious decision to retain all of our production staff while we resolved the FlowGuard resin issue and we used the time to conduct training and rearrange our production floor for greater efficiency.  As a result, we had higher manufacturing overhead costs than would be typical for the lower level of production we generated.  We also have relatively high fixed costs related to the amortization of our investment in obtaining the rights to the arterial safety needle market, as well as depreciation on the automated safety needle assembly equipment (beginning in April 2003), as compared to sales of safety needles.  We also incurred additional costs in the first quarter of 2003 when we manually assembled safety needles, as well as additional costs in the second quarter of 2003 when we wrote off inventory associated with the FlowGuard valved introducer.  Finally about seven percent of our sales were for engineering services which carry a margin rate substantially lower than our typical proprietary product sales.  We expect some improvement in our margins in the fourth quarter but would not expect to get back to our historical margins until the FlowGuard is fully launched and safety needle sales increase to higher levels than currently attained.

Research and development expenses were $459,965 or 11.4% of sales for the three months ended September 30, 2003, compared to $383,312 or 8.4% of sales for the three months ended September 30, 2002, and $1,201,212 or 9.2% of sales for the nine months ended September 30, 2003, compared to $1,237,824 or 9.4% of sales for the nine months ended September 30, 2002.  The increase in the third quarter was primarily due to additional costs associated with resolving the resin issues with our FlowGuard product, as well as higher validation costs on several new development projects during the quarter.  For the full nine months of 2003, the decrease was primarily due to a greater portion of engineering time being billed to customers as engineering services when compared to last year.  Research and development continues to be an important part of our continuing efforts to grow our business and we plan to spend approximately 9-10% of sales on these activities on an on-going basis.

Selling expenses were $192,183 or 4.8% of sales for the three months ended September 30, 2003, compared to $115,159 or 2.5% of sales for the three months ended September 30, 2002, and $646,919 or 5.0% of sales for the nine months ended September 30, 2003, compared to $406,779 or 3.1% of sales for the nine months ended September 30, 2002.  This increase was primarily due to increased spending on salaries, trade shows and travel, partially off-set by a decrease in commission expense.  We have been developing a formal sales and marketing department over the past two years and have added a number of positions since January of 2002 to help drive the sales and marketing efforts for our new products.  With the addition of these positions, we have attended more trade shows to build awareness of our products and incurred higher travel costs than in past years.  Additionally, with these new positions, we have been able to reduce the commission expenses relating to our two independent sales representatives.

General and administrative expenses were $378,352 or 9.4% of sales for the three months ended September 30, 2003, compared to $439,983 or 9.7% of sales for the three months ended September 30, 2002, and $1,334,233 or 10.2% of sales for the nine months ended September 30, 2003, compared to $1,329,571 or 10.1% of sales for the nine months ended September 30, 2002.  The decrease in the third quarter of 2003 was primarily due to reduced consulting fees when compared to 2002.  Interest income decreased $9,875 and $22,349, respectively due to lower interest rates and lower amounts of cash during the comparable periods and interest expense decreased $1,578 and $5,193, respectively, due to reduced lease balances during the comparable periods.

As a result, we had net income after taxes of $381,265 or $.08 per diluted share for the three months ended September 30, 2003, compared to net income after taxes of $761,229 or $.15 per diluted share for the three months ended September 30, 2002 and $1,487,694 or $.30 per diluted share for the nine months ended September 30, 2003, compared to net income after taxes of $1,985,745 or $.40 per diluted share for the nine months ended September 30, 2002.

Finally, we regularly grant incentive stock options to our employees pursuant to our shareholder-approved Medamicus, Inc. 1999 Incentive Stock Option Plan.  During the nine month period ended September 30, 2003, we granted options from this plan to purchase a total of 108,400 shares of our common stock.  Of this total, James D. Hartman (President and Chief Executive Officer) and Mark C. Kraus (Executive Vice President and Chief Operating Officer) each received grants of 15,000 options on February 13, 2003 at a price of $7.33 per share, which was the last sale price of the stock on that date.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2003 was $1,016,776, consisting of net income of $1,487,694, adjusted for non-cash items of depreciation and amortization of $885,779 and options issued for compensation of $7,000, less a net change in operating assets and liabilities of $1,363,697 consisting primarily of a decrease in income taxes payable of $1,063,430 due to the payment of our 2002 income taxes and 2003 income tax estimates, a decrease in accounts payable and accrued expenses of $461,292 due to timing of payments, offset slightly by a decrease in accounts receivable of $226,339 due primarily to the timing of invoicing and collections.

Net cash used in investing activities for the nine months ended September 30, 2003 was $1,752,758.  We purchased equipment totaling $1,001,166, incurred $575,358 in deferred costs related to the pending acquisition and also had additions to patent rights totaling $176,234 during the period.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $6,470.  We made capital lease payments of $51,273 and received cash upon the exercise of options of $57,743.

As a result, our cash and cash equivalents were $6,574,850 as of September 30, 2003 compared to $7,304,362 at December 31, 2002.  Working capital increased from $8,857,648 as of December 31, 2002 to $9,491,833 as of September 30, 2003.

We currently have two major customers that account for more than 10% of our sales.  Information on those customers is as follows:

Customer	YTD % of Sales 9/30/03	YTD % of Sales 9/30/02	% of AR on 9/30/03	% of AR on 9/30/02
Medtronic	51%	66%	46%	61%
Bard	19%	13%	8%	10%

We have not experienced problems with timely payments from either of these customers and do not anticipate problems in the future.

At September 30, 2003, we had in place a line of credit with a financial institution with availability on the line of $3,000,000.  The line of credit agreement called for interest at the financial institution’s base rate with no minimum interest due and expired, if not renewed, on August 1, 2004.  The availability under the line was subject to borrowing base requirements, and advances were at the discretion of the lender. The line was secured by substantially all of our assets.  The line of credit agreement contained certain financial covenants, including minimum profitability and a liabilities to net worth ratio limitation.  We had no outstanding borrowings under the agreement at September 30, 2003.  This line of credit was closed on the acquisition close date and the Company will begin to use the new line of credit.

Other Commercial Commitment	Total Amount Committed	Outstanding at 9/30/03	Date of Expiration
Line of credit	$3,000,000	$0	August 1, 2004

A summary of our future contractual cash obligations at September 30, 2003 is set forth in the table below.  The amounts shown include the new credit facility discussed below under “Subsequent Business Acquisition.”

	Payments due by period
Contractual Obligations	Total	2003	2004	2005	2006	2007	2008
Long-term debt, including interest	$180,956	$21,340	$85,359	$69,500	$4,757	$0	$0
Acquisition term loan	5,000,000	166,667	1,000,000	1,000,000	1,000,000	1,000,000	833,333
Operating leases	360,299	45,607	181,802	110,240	10,931	9,159	2,560
Total contractual cash obligations	$5,541,255	$233,614	$1,267,161	$1,179,740	$1,015,688	$1,009,159	$835,893

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our working capital and capital resource needs for fiscal 2003.  In addition, we expect our working capital requirements to change as a result of the subsequent business acquisition described below.

Subsequent Business Acquisition

On July 21, 2003, we entered into a definitive agreement to acquire the operating assets of BIOMEC Cardiovascular Inc. (“BCI”), a Minneapolis-based developer and manufacturer of implantable stimulation leads, lead delivery systems and accessories for cardiac rhythm management and neuromodulation.  BCI is a subsidiary of BIOMEC Inc., a privately held medical technology company headquartered in Cleveland, Ohio.  BCI had sales of approximately $4.2 million during its latest fiscal year ended December 31, 2002 and sales of approximately $7.3 million for the nine months ended September 30, 2003.

On October 17, 2003, we entered into a contract with a financial institution for a credit facility consisting of a $5.0 million term loan, amortizing over five years, together with a $3.0 million working capital line of credit.  The credit facility is secured by substantially all of our assets, including the assets acquired in the BCI transaction.  Availability under the working capital line of credit will be dependent upon levels of accounts receivable and inventory and will require us to comply with certain financial and operational covenants.  We will pay interest on the term loan, on a monthly basis, in an amount equal to the monthly LIBOR rate, as adjusted from time to time, plus 2.5% and we will pay interest on the working capital line of credit, on a monthly basis, in an amount equal to the monthly LIBOR rate, as adjusted from time to time, plus 2.25%.  At October 23, 2003, the monthly LIBOR rate was 1.12%.  We used the $5.0 million under the term loan to fund a portion of the cash payment made at the October 23, 2003 closing of the BCI transaction.

Our shareholders as well as the shareholders of BIOMEC Inc. approved the acquisition at shareholder meetings held on October 21, 2003 and the transaction closed on October 23, 2003.  Under the agreement, we paid at closing a total of $18 million less assumed liabilities of approximately $1 million, consisting of approximately $10 million in cash and 933,333 newly issued shares of Medamicus common stock valued at $7 million.  Both companies agreed to use BCI’s balance sheet as of September 30, 2003 to determine assumed liabilities in order to close the transaction in a timely manner.  BCI has 30 days from closing to provide us with a final balance sheet as of October 23, 2003, subject to a 20-day final review by us, to determine the final assumed liabilities, as well as the final working capital adjustment per the agreement.  We will pay any closing transaction amounts due sometime in mid December.  We currently estimate that we will owe BIOMEC approximately $950,000 for the working capital adjustment.  The asset purchase agreement also requires us to make additional payments to BIOMEC and BCI in 2004 and 2005 if certain levels of sales of BCI products are achieved.

Additionally, as part of the acquisition, our shareholders approved increasing the number of authorized common shares from 9 million to 20 million.  Medamicus has also incurred deferred acquisition costs of $575,358 through September 30, 2003 that will be treated as part of the cost of the acquisition.  It is expected that total fees and expenses related to the transaction will be approximately $1,200,000.

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

Allowances for Doubtful Accounts and Product Returns.  We establish estimates of the uncollectibility of accounts receivable.  Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.   We have not experienced significant bad debt expense to date and we believe our reserve for doubtful accounts of $50,000 should be adequate for any exposure to loss in our September 30, 2003 accounts receivable.  Additionally, we established an $80,000 reserve for product returns in June 2003 to cover the recalled FlowGuard product from one of our customers that had not been returned as of September 30, 2003.  Returns of this nature are rare and we typically do not establish product return reserves.

Allowance for Excess and Obsolete Inventory.  Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or obsolete inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for slow moving and obsolete inventories and believe our reserve of $61,000 at September 30, 2003 is adequate.

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

The realization of our investments in the license agreement and manufacturing equipment related to our net safety needle investment of approximately $3,428,000 at September 30, 2003 is dependent upon attaining a sustained level of sales of this product.  We currently are comfortable projecting a level of future sales that is sufficient to enable us to fully realize the investments we have made in the safety needle product.  However, if actual sales fail to reach these levels, our investments made in this product may not be fully realizable in the future. Please refer to the “Risk Factors” section of our Annual Report on Form 10-KSB for 2002, filed with the Securities and Exchange Commission on February 28, 2003 for a discussion of factors that will have an effect on our ability to attain a sustained level of safety needle sales.

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

Forward Looking Statements

Statements included in this Quarterly Report on Form 10-Q, in our annual and quarterly reports, in filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.   Certain important factors could cause results to differ materially from those anticipated by some of these statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.  A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2002 entitled “Risk Factors,” as well as in our quarterly reports on Form 10-Q and in our Proxy Statement/Prospectus dated September 12, 2003 filed with the Securities and Exchange Commission.   All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements.  Factors that could cause results to differ materially include:  Our ability to successfully integrate the acquired business; our dependence upon a limited number of key customers for our revenue; our dependence upon licensing agreements with third parties for the technology underlying some of our products, especially the safety needle; our ability to negotiate and enter into safety needle supply agreements with major medical device companies and the ability of the us and our customers to achieve market acceptance of the safety needle; our ability to effectively manufacture our safety needle using our automated safety needle assembly equipment in anticipated required quantities; our ability to successfully manufacture and re-introduce our FlowGuard valved peelable introducer; our ability to design and develop new advanced delivery products for our existing and new customers; our ability to develop or acquire new products to increase our revenues; our ability to attract and retain key personnel; introduction of competitive products; patent and government regulatory matters; economic conditions; and our ability to raise capital.  All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements.  In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities used to maintain liquidity. Our earnings have not been materially affected by changes in interest rates on our floating interest rate debt because we have not maintained an outstanding balance on our line of credit agreement.  Based on our current borrowings, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than $50,000.  We have invested our excess funds in a money market fund, comprised of U.S. Government backed securities, and do not believe that a change in interest rates on such money market fund would have a material effect on our earnings.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, James D. Hartman, reviewed the Company’s disclosure controls and procedures at the end of the period covered by this report.  Based upon his review, he believes that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company that is required to be disclosed is made known to him by others within the Company.

(b) Changes in Internal Controls Over Financial Reporting.

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Changes in Securities

During the quarter ended September 30, 2003, the Company did not issue any unregistered securities.  On October 23, 2003, the Company issued a five-year warrant to purchase 10,000 shares of common stock exercisable at a price of $8.36 to Franklin Capital Partners, Inc.  Franklin Capital acted as an advisor to the Company in connection with the Company’s acquisition of assets of BIOMEC Inc. and BIOMEC Cardiovascular Inc.  The Company believes the issuance of the warrant was exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 3 – Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

(a).  The Company held its special meeting of shareholders on October 21, 2003.

(b).  The Company solicited proxies from its shareholders to vote on the following items:

Proposal #1

To consider and vote upon a proposal to approve the issuance of shares of common stock in an amount equal to 20% or more of Medamicus’ outstanding common stock to BIOMEC Inc. and BIOMEC Cardiovascular Inc. (BCI) under the asset purchase agreement dated July 21, 2003 among Medamicus, Inc., Medacquisition, Inc., BIOMEC and BCI.

Proposal #2

To consider and vote upon a proposal to amend Medamicus’ Articles of Incorporation to increase the authorized common stock of Medamicus from 9,000,000 to 20,000,000 shares.

Proposal #3

To amend the Medamicus, Inc. Stock Option Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder from 700,000 to 900,000 shares.

Proposal #4

To consider and vote upon any motion to adjourn the meeting to a later time to permit, among other things, further solicitation of proxies if necessary to establish a quorum or to obtain additional votes in favor of the foregoing items.

A total of 2,590,502 votes were cast by proxy at the special meeting and the vote counts were as follows:

	Yes	No	Abstain	Broker Non Vote
Proposal #1	2,439,715	98,287	52,500	0
Proposal #2	2,302,951	222,526	65,025	0
Proposal #3	2,144,441	392,886	53,175	0
Proposal #4	2,246,150	280,768	63,584	0

Accordingly, each proposal was approved.

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a) – Exhibits

3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-108404)).

10.1	Employment Agreement dated August 22, 2003 between the Company and Vincent P. Owens.

10.2	Employment Agreement dated August 22, 2003 between the Company and James L. Mellor.

10.3	Medamicus, Inc. 1999 Incentive Stock Option Plan, as amended through October 23, 2003.

10.4	Revolving Credit and Term Loan Agreement dated October 17, 2003 between the Company and M&I Marshall & Ilsley Bank.

10.5	Term Promissory Note dated October 17, 2003 in favor of M&I Marshall & Ilsley Bank.

10.6	Revolving Promissory Note dated October 17, 2003 in favor of M&I Marshall & Ilsley Bank.

10.7	Security Agreement dated October 17, 2003 between the Company and M&I Marshall & Ilsley Bank.

10.8	Third Party Security Agreement dated October 17, 2003 between the Company’s wholly owned subsidiary, Medaquisition, Inc., and M&I Marshall & Ilsley Bank.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14(a) and 15d-14(a) of the Exchange Act).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b) - Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the third quarter or the period from the end of the third quarter through the date of this Form 10-Q:

•                  On July 22, 2003, the Company filed a Current Report on Form 8-K to: (1) report under Item 5 the execution of the Asset Purchase Agreement between the Company, BIOMEC, Inc. and BIOMEC Cardiovascular Inc. and file copies of the press releases issued by the Company and BIOMEC in connection therewith; (2) furnish under Item 9 a copy of the second quarter 2003 earnings press release; and (3) furnish under Items 9 and 12 the statement of the Company’s President and CEO issued in connection with the second quarter 2003 earnings conference call.

•                  On October 22, 2003, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the third quarter 2003 earnings press release.

•                  On October 23, 2003, the Company filed a Current Report on Form 8-K to report under Item 2 the acquisition of substantially all of the assets of BIOMEC Cardiovascular Inc. and certain of the assets of BIOMEC Inc. pursuant to the Asset Purchase Agreement dated July 21, 2003 and file a copy of the Company’s press release issued in connection therewith.  The Company also furnished under Item 9 a copy of a slide presentation to be used by the Company’s President at investor conferences and individual investor meetings beginning on October 23, 2003.

•                  On October 29, 2003, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the transcript for the Company’s third quarter 2003 earnings conference call held on October 22, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Medamicus, Inc.

Date: November 6, 2003	By:	/s/ James D. Hartman
President, Chief Executive Officer and Chief Financial Officer