Form 10-K
period 2003-12-31
ENPATH MEDICAL INC
filed 2004-03-24
CIK 833140

Use these links to rapidly review the document
Table of Contents

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                               to

Commission File Number 0-19467

Enpath Medical, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1533300
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15301 Highway 55 West, Plymouth, MN 55447
(Address of principal executive office, including zip code)

(763) 559-2613
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Shares, $.01 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The issuer's revenues for its most recent fiscal year were $19,603,441.

        The aggregate market value of the common stock held by non-affiliates of the issuer as of June 30, 2003, the last day of the second quarter of the past fiscal year, was approximately $37,279,000.

        Common Shares outstanding at March 15, 2004: 5,738,785 shares

Documents incorporated by reference:
        Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders scheduled for April 29, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1 Business

Overview

        We are a medical products company engaged in:

  •
  the design, development, manufacture and marketing of percutaneous vessel introducers, safety needles and related vascular delivery products;

  •
  the design, development, manufacture and marketing of implantable stimulation leads, lead delivery systems, and lead accessories for cardiac rhythm management, neuromodulation, and hearing restoration markets; and

  •
  the manufacture of medical devices and components for other medical product companies on a contract basis.

        We were incorporated under the laws of the State of Minnesota on August 24, 1981 under the name "MNM Enterprises, Inc." In March 1988, we changed our name to Medamicus, Inc. and operated under that name until February 1, 2004. On February 2, 2004 we changed our name to Enpath Medical, Inc. Our office is located at 15301 Highway 55 West, Plymouth, Minnesota 55447-1418 and our telephone number is (763) 559-2613.

        At the beginning of 2001, we were operating in two distinct operating segments: The Delivery Systems Division and the Gynecology Division. On April 25, 2001, we sold the Gynecology Division to CooperSurgical, Inc. for approximately $4.7 million, recognizing a gain of approximately $2.9 million on the sale.

        In October 2002, we purchased substantially all of the operating assets of BIOMEC Cardiovascular Inc. ("BCI"). The acquired assets of BCI are now held by Enpath Lead Technologies, Inc. ("ELT", also referred to as our "Lead Technologies Division"), a newly created wholly-owned subsidiary of Enpath Medical, Inc. Our 2003 consolidated financial results include the financial results of ELT from October 24, 2003 to the end of 2003. ELT develops and manufactures implantable stimulation leads, lead delivery systems, and lead accessories for cardiac rhythm management, neuromodulation and hearing restoration markets. Its products are also sold through OEM relationships with other medical device companies. The ELT office is located at 7452 West 78th Street, Minneapolis, MN 55439-2513, and its telephone number is 952-943-1189.

        Following the acquisition, Enpath Medical, Inc. is comprised of two operating divisions: The Delivery Systems Division (formerly Medamicus, Inc.) and the Lead Technologies Division (formerly BCI). The divisions are aggregated into one reportable segment: the manufacture and sale of medical devices. The divisions have similar technology, manufacturing, customers and regulatory activities and we expect to jointly conduct sales and marketing and research and development activities, where appropriate, to take advantage of similarities in customers and product development.

Products

Delivery Systems Division
        We manufacture and market a family of percutaneous venous vessel introducers with proprietary features, as well as our own proprietary valved introducer. Vessel introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel.

        In order to introduce a catheter or pacemaker lead into a vein, a hypodermic needle is first used to access the vessel. A guide wire is then inserted through the hypodermic needle and the needle is removed. A vessel introducer, consisting of a hollow sheath and a dilator, is then inserted over the guide wire to expand the opening. The guide wire and dilator are then removed, leaving only the hollow sheath through which the catheter or pacemaker lead is introduced. Once the catheter or pacemaker lead is in place, the vessel introducer sheath is usually removed. This process is typically done by "peeling" the introducer in half or slitting it off, in the case of our proprietary introducer.

        We manufacture and market both peelable introducers and our own proprietary slitter introducer in a variety of sizes and market them either (1) in a kit that contains the disposable devices necessary to do catheter or lead implant procedures, or (2) in bulk for packaging by the customer with its own devices.

        We also design, manufacture and market guiding and articulating, or "steerable", introducers. These "advanced delivery systems" are used by our customers to deliver therapeutic catheters to specific sites in the body. We are currently working with twelve companies providing a delivery system for each of their particular therapies as they go through their development cycle. If the customer is successful in commercializing its therapy, we will be the manufacturer of its delivery system device. We expect to continue to expand this portion of our business.

        In August 2000, we entered into an agreement with Med-Design Corporation for the right to manufacture and distribute Med-Design's center-line retractable Safety Seldinger Introducer Needle (the "Safety Needle") exclusively in the venous access market and, in September 2001, amended the agreement to gain exclusive rights to the arterial access market. The Safety Needle can be retracted into a protective sheath while still in the patient, greatly reducing the possibility of a needle stick after the needle has been in contact with a patient's blood. There are estimated to be over 1,000,000 accidental needle sticks in the United States each year. On November 6, 2000, the President signed the Needlestick Safety and Prevention Act (the "Act"). The Act directed OSHA to revise its Bloodborne Pathogens Standard to set forth in greater detail and make more specific OSHA's requirement for employers to identify, evaluate and implement safer medical devices. Most procedures conducted by nurses have transitioned to sharps protected needles. Procedures conducted by physicians, such as the ones our needle is designed for, have been slower to transition to safety devices. We expect these physician procedures will be the next area to be addressed.

Lead Technologies Division
        Our primary product line is our permanent, sutureless, epicardial (MyoPore®) leads, both bipolar and unipolar, which are used in both post open-heart surgery patients and in cardiac resynchronization therapy ("CRT") procedures for heart failure. This epicardial lead technology has been on the market since 1989 and has been used in more than 20,000 implants worldwide. The CRT procedure for congestive heart failure is a relatively new procedure in which one of the lead wires needs to be positioned in a small vein on the left side of the heart, sometimes a very difficult place to reach. In 10 - 20% of these cases, the lead cannot be effectively placed transvenously, in which case the patient is taken to a surgical suite where a lead is placed on the outside of the heart. We manufacture one of two leads most often used for this application.

        We also provide a (FasTac®) implant tool in every MyoPore lead package to facilitate surgical placement of the leads onto the surface of the heart. The unique design of the implant tool allows for a quick, one-handed motion for release of the lead after attachment. The distal end of the tool is designed to provide simple and fast regrasping, reloading, and repositioning of the lead, if necessary.

        Adaptors are necessary when a connector on a pacing lead wire from one generation of pacemaker needs to be connected to a pacemaker from a newer generation. Although pacing lead wires are intended to stay in the body forever, pacemakers need to be exchanged every five to ten years as batteries expire. Due to the advent of multi-polar lead technology and multi-chamber pacing and defibrillation, the international standard for connectors has been under review in order to accommodate this new technology. We anticipate the international connector standard, currently IS-1, to change at the end of 2004, again creating a long-term mismatch in old and new connectors. We currently produce four models of IS-1 implantable adapters.

Markets and Marketing

Delivery Systems Division
        We estimate that there are approximately 4,000,000 central venous and peripheral access procedures performed worldwide each year that use venous vessel introducers. Because the majority of vessel introducers are sold in combination with the sale of infusion catheters, implantable ports or pacing leads, we identified an opportunity to market our vessel introducer with the catheters, implantable ports or pacing leads of other medical device manufacturers. Accordingly, we have entered into agreements with Medtronic, Inc. and with Bard Access Systems, a subsidiary of C. R. Bard, Inc., for the inclusion of our introducers in kits sold in their respective markets.

        We believe Medtronic has the largest worldwide market share of pacing leads. Medtronic is currently purchasing our sterilized introducer kits, which include a syringe, hypodermic needle and guide wire, as well as the vessel introducer, and are packaged by us in boxes designed by Medtronic. Medtronic markets our vessel introducer with the slitting device worldwide under its own trade name, "SOLO-TRAK™". We also manufacture and package a peelable introducer in similar kits for Medtronic.

        In October 2002, we entered into a five-year supply agreement with Medtronic that superceded all previous supply agreements between the companies. The agreement named us as exclusive supplier of all standard right-side pacing procedure kits. There are no minimum purchase obligations associated with the agreement, but Medtronic is obligated to purchase all of its requirements for certain introducer procedure kits from us.

        For the years ended December 31, 2003, 2002 and 2001, Medtronic accounted for 44%, 67% and 76% and a second customer accounted for 18%, 13% and 10% of our sales from continuing operations. Because of the acquisition of BCI and the additional customers that it serves, we anticipate that sales to Medtronic will be 30% or less of our consolidated sales in 2004.

        There are approximately four million needles used each year in venous access procedures and another 10-14 million used in arterial access procedures. In the venous markets, needles are typically included in a kit with the other components necessary to conduct a medical procedure. Under the terms of our supply agreement, Medtronic offers our safety needle in its procedural kits for United States distribution in the pacing lead market.

        We believe our current OEM strategy for introducers is a logical distribution method for the safety needle in the venous market. In the arterial market, needles are typically sold in individual sterile packages. We have entered into a distributor agreement with Cook Incorporated to distribute the needle in the United States in individual packages. Cook will commence marketing of the safety needle early in 2004.

Lead Technologies Division
        We estimate that approximately 50,000 CRT procedures were conducted in 2003, and in 10 - 20% of those cases an epicardial lead placement was necessary to complete this procedure. We estimate that CRT procedures will grow more than five-fold over the next five years. Two of the three major pacing companies offer our lead and implant tool when marketing their products for these procedures.

        Our primary customers for our leads, delivery systems and adapters include the three major cardiac rhythm management ("CRM") companies: Medtronic, Guidant, Inc. and St. Jude Medical, Inc. We also package accessory products for St. Jude Medical and perform packaging and contract manufacturing for a number of other companies. We sell adaptors to all three major pacing companies and we are poised to capitalize on the opportunities presented by the adoption of the new connector standard. Our products are sold to our OEM customers by our sales people.

Competition

Delivery Systems Division
        Our vessel introducers compete with other peel-away vessel introducers manufactured by competitors. We believe that the five major competitors in the venous introducer market are Cook Incorporated, Bloomington, Indiana; Daig Corporation, Minnetonka, Minnesota (owned by St. Jude Medical, Saint Paul, Minnesota); B. Braun of America Company, Allentown, Pennsylvania; Pressure Products, Inc., San Pedro, California; and TFX Medical, a subsidiary of Teleflex Incorporated, Jaffrey, New Hampshire. Daig, B. Braun, Pressure Products and TFX Medical market their vessel introducers primarily by establishing distribution arrangements with existing companies in the medical field, which is the same strategy that we follow. Cook markets a variety of vessel introducer kits through distributors and with a direct sales force. Many of these competitors are significantly larger and have significantly greater resources than we have, including financial, technical, research and marketing.

        While there are many needle manufacturers in the United States, we believe that Merit Medical Systems and B. Braun are the only companies other than Enpath that have an FDA-approved device for guidewire introducer applications in the venous and arterial access markets that meet the requirements of the Needlestick Safety and Protection Act.

Lead Technologies Division
        Our primary competitors in providing stimulation leads and adapters to OEM customers in the CRM market are Oscor Inc., and Osypka GMBH. Oscor, with its facility in Florida, and Osypka GMBH located in Germany, both have lines of pacing leads, adapters and other electrophysiology devices that they sell to major CRM companies, and also to end users through their own distributors worldwide.

Research & Development

Delivery Systems Division
        Over the past year, we have significantly increased our product development activities in order to broaden and improve our venous vessel introducer product offering and to expand our customer base. We believe that the trend towards less invasive surgical procedures will increase demand for vessel introducers and delivery systems. We intend to increase our research and development spending in 2004 as we continue to work on development of a number of introducer products and enhancements to our existing products. There can be no assurance that our development efforts will result in additional revenue. Although we have utilized outside specialists on a contract basis and expect to continue to do so, our research and development activities have been carried out primarily by our employees. For years ended December 31, 2003, 2002 and 2001, we spent $1.76 million, $1.66 million and $1.16 million, respectively, on research and development activities directly related to introducer, safety needle and delivery system products.

Lead Technologies Division
        We are engaged in several research and development programs related to new CRM leads, adapters, and delivery systems. We are developing a proprietary articulating introducer specifically designed for surgical placement of our epicardial leads in heart-failure patients undergoing CRT. This new tool is designed to allow surgeons better control for lead placement on the left ventricular epicardial surface of the heart. We are also developing a new version of our MyoPore epicardial lead that will incorporate an anti-inflammatory drug, or steroid, into the lead head. We expect that testing will demonstrate that the drug improves the performance of the lead by reducing impedance and chronic pacing thresholds.

        We are also developing IS-4 adapters that will adapt current style IS-1 leads and IPG/ICD systems (pacemakers and defibrillators) to new IS-4 compatible leads and IPG/ICD systems. The IS-4 standard is still in development and is expected to be adopted by the major CRM manufacturers by late 2004. We have been involved with the AAMI Pacemaker Connector Standards Committee that has been working on the new IS-4 connector standard over the past four years, and we are current members of that committee. We intend to supply selected IS-4 adapters to the CRM industry after the connector standard has been finalized. Our research and development expenditures were $223,000 from October 24, 2003 to December 31, 2003, which is included in our 2003 consolidated results. For all of 2003, our research and development costs totaled $692,000.

        We anticipate incurring substantial research and development costs in the first half of 2004 related to gaining FDA approval for our lead with the anti-inflammatory steroid. For all of 2004, we are planning on spending approximately $1.8 million to continue the development of these products. While we believe that these three projects will reach technological feasibility, because of the risks associated with the commercial viability of these products, there can be no assurance that these projects will actually achieve commercialization. These risks include the delay or failure to obtain the necessary regulatory approvals or the failure to achieve market acceptance.

Contract Manufacturing

Delivery Systems Division
        Since October 1985, we have performed contract manufacturing services for a variety of medical device companies in the Minneapolis-Saint Paul metropolitan area, and currently manufacture two medical products for one company and one medical product for another company. For the years ended December 31, 2003, 2002 and 2001, contract manufacturing revenues were approximately 5% of sales from continuing operations. We expect contract manufacturing revenues for 2004 to be less than 5% of our overall revenue.

Lead Technologies Division
        We also perform contract development and manufacturing for medical device OEM customers, primarily in the fields of CRM and Neuromodulation. In 2003, over 65% of our revenue came from contract manufacturing and packaging activities. We anticipate the percent of sales related to contract manufacturing will decline in the years ahead as we focus our sales efforts on increasing sales of our proprietary products.

Suppliers

Delivery Systems and Lead Technologies Divisions
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

Government Regulation

Delivery Systems and Lead Technologies Divisions
        The medical devices we manufacture and market are subject to regulation by the FDA and, in some instances, by state and foreign authorities. Pursuant to the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, and related regulations, medical devices intended for human use are classified into three categories (Classes I, II and III), depending upon the degree of regulatory control to which they will be subject. Our introducer products are considered Class II devices. Our lead wires are considered Class III devices.

        If a Class II device is substantially equivalent to an existing device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Premarket Notification Submission (510(k)) under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that it be provided with clinical test results demonstrating the safety and efficacy of the device. Generally, Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. They are typically life-sustaining, life supporting, or implantable devices. Pre-market approval (PMA) is a more rigorous approval process typically requiring human clinical studies.

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

        Our devices may also be subject to regulation in foreign countries in order to conduct business in the European Community. Medtronic, Bard Access, St. Jude Medical, Guidant and any other entity with whom we would develop a distribution relationship, are responsible for obtaining approval from the foreign countries in which they desire to sell the vessel introducers manufactured by us. On March 11, 1999, we received our ISO 9001 certification and also received a European Community certificate, allowing us to place the CE Mark on our products for sale in Europe. Should we elect to use independent distributors in countries outside the European Community, we may be responsible for obtaining approval to sell in those countries.

Intellectual Property

Delivery Systems Division
        We have made and continue to make, when appropriate, efforts to obtain patents on new products and improvements to existing products. We have nine U.S. patents on various aspects of introducer and delivery systems and a number of additional applications pending or in process.

        Due to the rapid technological changes experienced in the medical device industry, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

Lead Technologies Division
        We have nine U.S. patents covering certain aspects of myocardial leads and introducers, steroid eluting myocardial leads, and other leads and lead features for CRM applications. We also have eleven registered trademarks, in the U.S. and Europe, related to our MyoPore leads, FasTac introducers and other endocardial leads (Actifix® and Conifix®) not currently in distribution. We also have several invention disclosures and one provisional patent related to leads, delivery systems and other lead related technologies.

Employees

        As of March 15, 2004, our Delivery Systems Division employed 133 persons, consisting of 130 full-time employees and 3 part-time employees, while our Lead Technologies Division employed 91 persons, consisting of 90 full-time employees and 1 part-time employee.

Available Information

        We maintain a website at www.enpathmedical.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on our website, as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to www.enpathmedical.com and click on "Investor Relations," then click on "SEC Filings." A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing from Michael D. Erdmann, Secretary, Enpath Medical, Inc., 15301 Highway 55 West, Plymouth, Minnesota 55447.

        You may also read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or by calling 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2 Properties

Delivery Systems Division
        Our administrative, manufacturing and research and development facilities are located at 15301 Highway 55 West, Plymouth, Minnesota 55447-1418. Effective February 1, 2004, we extended our lease until June 30, 2006. Under the revised lease, we are leasing 38,337 square feet of space with base rent payments of $17,525 per month and common area maintenance expenses and real estate taxes of $8,585 per month beginning February 1, 2004 and running through May 2005, increasing to $19,276 and $9,185 per month, respectively, from June 1, 2005 to the end of the lease term. The lease provides for up to three one-year extensions that are automatic if we do not give a six-month notice of evacuation. The base rent can increase yearly, after June 30, 2006, based on the consumer price index.

Lead Technologies Division
        Our administrative, manufacturing and research and development facilities are located at 7452 West 78th Street, Minneapolis, Minnesota 55439-2513. We are leasing 27,000 square feet pursuant to a lease that commenced on June 15, 1998 and expires December 31, 2008. The lease calls for base rent payments of $14,189 per month, as well as charges for common area maintenance expenses and real estate taxes of $8,115 per month for 2004. The lease provides for up to three one-year extensions that require a six-month notice of intent to exercise that option, at which time the base rent would be established at the current market price

Item 3 Legal Proceedings

        None.

Item 4 Submission of Matters to a Vote of Security Holders

        The Company held a Special Meeting of Shareholders on October 21, 2003 with respect to the BCI transaction. The results of the items voted on at the Special Meeting were reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 12, 2003.

PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our Common Stock was traded on the SmallCap System of the Nasdaq Stock MarketSM under the symbol MEDM from September 1991 until October 2003 when we moved to the National Market System of The Nasdaq Stock Market. Our trading symbol changed from MEDM to NPTH on February 2, 2004 in connection with the change in our name from Medamicus, Inc. to Enpath Medical, Inc. The table below shows the high and low closing sales prices for the quarters indicated.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year
	Low	High	Low	High	Low	High	Low	High
2001	$3.44	$5.13	$3.50	$10.15	$9.16	$18.91	$14.15	$18.89
2002	$10.84	$18.65	$7.45	$10.20	$6.26	$8.00	$6.03	$8.69
2003	$6.55	$8.41	$6.73	$8.35	$7.99	$12.18	$10.89	$14.77

Holders and Dividends
        As of March 15, 2004, we had approximately 175 record holders and 1,925 beneficial holders of our Common Shares. We have not paid cash dividends in the past and do not expect to do so in the foreseeable future. Under the terms of our bank credit facility, we are prohibited from paying any dividends without the consent of the bank.

Securities Authorized for Issuance Under Equity Compensation Plans
        The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2003. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
1989 Stock Option Incentive Plan	96,700	$1.41	0
1999 Stock Option Incentive Plan	500,000	$9.03	364,500
1999 Non-Employee Director and Medical Advisory Board Stock Option Plan	118,500	$7.56	26,000
Equity compensation plans not approved by shareholders:
1991 Non-Qualified Plan	87,500	$1.48	0

Totals	802,700	$7.07	390,500

Issuer Repurchases of Equity Securities
        We did not repurchase any of our equity securities during the year ended December 31, 2003.

Item 6 Selected Financial Data

Selected Income Statement Data

Year Ended December 31	2003	2002	2001	2000	1999
Dollars in thousands	Note 4		Notes 1,2,3	Notes 1,2	Notes 1,2
Sales	$19,603	$17,879	$13,648	$7,399	$5,882
Operating income	257	4,441	3,487	1,695	1,395
Income from continuing operations	309	2,859	3,541	1,580	1,322
Income (loss) from discontinued operations	—	—	3,079	(1,418)	(1,497)

Net income (loss)	$309	$2,859	$6,620	$162	$(175)

			Note 6	Note 6	Note 6

Selected Balance Sheet Data

As of December 31	2003	2002	2001	2000	1999
Dollars in thousands				Note 5	Note 5
Working capital	$4,558	$8,858	$7,645	$1,443	$1,725
Total assets	33,561	18,571	13,926	5,561	4,438
Note payable to bank	—	—	—	1,551	1,252
Long-term obligations, including current portion	6,799	215	298	273	69
Total liabilities	10,571	3,143	1,990	2,929	2,039
Shareholders' equity	22,990	15,428	11,936	2,632	2,399

Selected Share Data

Year Ended December 31	2003	2002	2001	2000	1999
Net income (loss) per share—Basic
Continuing operations	$0.06	$0.61	$0.83	$0.38	$0.32
Discontinued operations	—	—	0.72	(0.34)	(0.36)

Total net income (loss) per share—Basic	$0.06	$0.61	$1.55	$0.04	$(0.04)

Net income (loss) per share—Diluted
Continuing operations (Note 6)	$0.06	$0.57	$0.77	$0.36	$0.32
Discontinued operations	—	—	0.67	(0.32)	(0.36)

Total net income (loss) per share—Diluted	$0.06	$0.57	$1.43	$0.04	$(0.04)

			Note 6	Note 6	Note 6
Dividends per share	$—	$—	$—	$—	$—
Weighted average shares outstanding
Basic	4,918	4,712	4,275	4,165	4,112
Diluted	5,169	4,974	4,626	4,387	4,112

Notes

(1)
Years prior to 2001 have been restated to reflect only sales and operating income from continuing operations. All sales, gross profit and expenses related to the Gynecology Division are included in income (loss) from discontinued operations.

(2)
Years prior to 2001 reflect no income tax expense due to the utilization of net operating tax loss carry-forwards. 2001 also includes recognition of benefit of unutilized net operating tax loss carry-forwards of $923,000.

(3)
Results for 2001 include gain on sale of Gynecology Division of $2,896,610 and income from discontinued segment of $182,012.

(4)
Results for 2003 include financial results from the BCI acquisition beginning October 24, 2003. Included in these results are the write-off of purchased in-process research and development costs of $2,650,000.

(5)
Balance sheets for years prior to 2001 include assets and liabilities of the Gynecology Division.

(6)
The comparable pro forma net income from continuing operations would have been $819,750 or $.20 per diluted share in 1999, $979,442 or $.22 per diluted share in 2000 and $2,160,949 or $.47 per diluted share in 2001. The pro forma amounts ignore the income (loss) from discontinued operations (1999-2001), the $923,000 income tax benefit recognized in 2001 and applies a 38% tax rate on income for those three years.

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
        We are a medical products company engaged in:

  •
  the design, development, manufacture and marketing of percutaneous vessel introducers, safety needles and related vascular delivery products;

  •
  the design, development, manufacture and marketing of implantable stimulation leads, lead delivery systems, and lead accessories for cardiac rhythm management, neuromodulation, and hearing restoration markets; and

  •
  the manufacture of medical devices and components for other medical product companies on a contract basis.

        At the beginning of 2001, we were operating in two distinct operating segments: the Delivery Systems Division and the Gynecology Division. On April 25, 2001, we sold the Gynecology Division to CooperSurgical, Inc. for approximately $4.7 million, recognizing a gain of approximately $2.9 million on the sale. We continued to manufacture catheters and monitors for CooperSurgical until December 2001, when we transferred the manufacturing responsibilities to it. As a result, we have reported the results of the Gynecology Division as discontinued operations for the year ended December 31, 2001 and prior years. We used approximately $1.6 million of the proceeds to pay off our outstanding debt and focused on increasing the profitability of our existing products, as well as the development and acquisition of new products.

        On October 23, 2003, we completed our acquisition of the operating assets of BCI from BIOMEC Inc. and began to operate the BCI business through our wholly-owned subsidiary, Enpath Lead Technologies, Inc. ("ELT"). We paid $18 million less assumed liabilities of approximately $1.0 million plus a working capital adjustment of $897,495. In addition, we will make a contingent payment of $3,032,454 on March 31, 2004, based on the final 2003 sales results of the acquired BCI business. There is also a second contingent payment due on March 31, 2005, which is based on the increase in proprietary sales in 2004 over 2003, that we estimate will be in the range of $6 to $10 million. We have included ELT's results in our consolidated financial statements from October 24, 2003 to December 31, 2003.

        Following the acquisition, Enpath Medical, Inc. is comprised of two operating divisions: The Delivery Systems Division ("DSD", formerly Medamicus, Inc.) and the Lead Technologies Division ("LTD", ELT, formerly BCI). The divisions are aggregated into one reportable segment: the manufacture and sale of medical devices. The divisions have similar technology, manufacturing, customers and regulatory activities and we expect to jointly conduct sales and marketing and research and development activities, where appropriate, to take advantage of similarities in customers and product development. Our revenues are primarily derived from the design, development, manufacture and marketing of medical devices.

        Our consolidated 2003 revenue was $19.6 million, consisting of $17.1 million from DSD and $2.5 million from LTD for the period from October 24 through December 31, 2003. Revenue at DSD was down $824,000 compared to 2002 primarily due to the $3.0 million drop in LVLDS kit and accessory sales to Medtronic, off-set in part by increased sales of new products to new customers.

        Our consolidated 2003 gross profit was $8.0 million, consisting of $7.2 million from DSD and $734,000 from LTD for the period from October 24 through December 31, 2003. Gross profit at DSD was down $1.1 million compared to 2002 primarily due to the loss of the high gross profit LVLDS kit and accessory sales to Medtronic.

        Our consolidated 2003 expenses were $7.7 million, consisting of $4.4 million from DSD and $3.3 million from LTD. DSD increased spending on research and development and sales and marketing activities in 2003 as they continued to develop new products and build an internal sales team. DSD general and administrative costs were higher, primarily due to increased investor relations activities, as well as increased costs associated with Sarbanes-Oxley compliance. The $3.3 million of expenses from LTD included a one-time charge of $2.7 million to write off the purchased in-process research and development associated with the purchase of BCI.

        As a result, we had net income of $309,000 or $.06 per diluted share in 2003, compared to $2,859,000 or $.57 per diluted share in 2002. See the table below for a more complete summary.

Combined Summary 2003 Compared to 2002

	2003
	Delivery Systems Division	Lead Technologies Division(1)	Consolidated	2002(2)	Change	% Change
Revenues	$17,055,674	$2,547,767	$19,603,441	$17,879,234	$1,724,207	9.6%
Gross profit	7,242,505	733,992	7,976,497	8,375,544	(399,047)	-4.8%
Expenses
Research & development	1,763,896	223,226	1,987,122	1,661,373	325,749	19.6%
Purchased in-process R&D	—	2,650,000	2,650,000	—	2,650,000
Sales & marketing	834,785	190,311	1,025,096	529,224	495,872	93.7%
General & administrative	1,850,856	206,494	2,057,350	1,743,493	313,857	18.0%
Interest, other	20,342	471	20,813	(51,119)	71,932	-140.7%

Total Expenses	4,469,879	3,270,502	7,740,381	3,882,971	3,857,410	99.3%

Income before tax	2,772,626	(2,536,510)	236,116	4,492,573	(4,256,457)	-94.7%
Income tax benefit (expense)	72,641	—	72,641	(1,633,939)	1,706,580	-104.4%

Net income (loss)	$2,845,267	$(2,536,510)	$308,757	$2,858,634	$(2,549,877)	-89.2%

EPS-diluted			$0.06	$0.57

(1)
From October 24, 2003 to December 31, 2003

(2)
2002 consisted only of the Delivery Systems Division

Delivery Systems Division
        We manufacture and market a family of percutaneous venous vessel introducers with proprietary features, as well as our own proprietary valved introducer. Vessel introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel.

        In addition to this core traditional introducer product line, we have developed and manufacture "advanced delivery" introducers that have "fixed curve" or articulating distal tip sections that can be manipulated to enable the health care professional to access parts of the patient's anatomy (such as the left ventricle of the heart) that cannot be reached by traditional introducers. These sophisticated advanced delivery introducers are designed and manufactured to meet the unique needs of each procedure being performed.

        We also manufacture safety products, primarily a safety needle that can be retracted into a protective sheath while still in the patient, greatly reducing the possibility of a needle stick and infection to the health care professional after the needle has been in contact with a patient's blood.

        Finally, we perform contract manufacturing and engineering services under which we design and manufacture products at our facilities to third party customer specifications.

Lead Technologies Division
        We develop, and manufacture proprietary and custom designed implantable stimulation leads, adapters and delivery systems for cardiac resynchronization therapy ("CRT") and neuromodulation. We also provide laser processing and contract manufacturing services for our medical device customers for implantable and disposable devices.

Results of Operations

Delivery Systems Division 2003 compared to 2002
        Total revenues from operations were $17,055,674 for 2003 compared to $17,879,234 for 2002, representing a 4.6% decrease.

        Sales of our core introducer products increased 12.2% to $12,432,632 in 2003, compared to $11,077,387 in 2002. This increase was primarily due to continued growth in sales to both new and existing customers. We had hoped to see a larger increase in our introducer product sales during 2003 with the launch of our FlowGuard™ valved introducer in the second quarter. Unfortunately, due to a design issue related to the handle resin, we voluntarily pulled the product off the market in June and spent the remainder of 2003 resolving the issue. The issue has been resolved and we anticipate re-launching the product in the first half of 2004. We expect sales of our core introducer products to grow rapidly in 2004 as we begin to ship our FlowGuard product to the marketplace and add additional customers and products.

        Sales of our advanced delivery products decreased 54.6% to $2,515,372 in 2003, compared to $5,544,203 in 2002. These sales were primarily comprised of Left Ventricle Lead Delivery System ("LVLDS") procedural kits and components sold to Medtronic in support of its launch of the InSync™ pacing device to treat congestive heart failure. As we previously reported, Medtronic has transitioned packaging of these procedural kits to its own facility. We provided Medtronic with several components for these kits during 2003, but we have seen a significant decline in orders for these components throughout the year. We anticipate that our advanced delivery product sales will be flat or slightly lower in 2004 as we continue to experience a decline in Medtronic component sales, off-set by new advanced delivery product roll-outs. We are currently working on twelve development projects related to advanced delivery products with a variety of companies. We are conducting the product development work and incorporating some portions of our own intellectual property in each of these projects. Each relationship is typically accompanied by a supply agreement that would provide us an additional revenue stream if the final product is commercialized.

        Sales of safety needles were $601,544 in 2003, compared to $180,459 in 2002, representing an increase of $421,085. Most of these increased sales are the result of the incorporation of the safety needle into Medtronic kits for U.S. distribution starting in the second quarter of 2003. On April 24, 2003, we announced a supply agreement with Cook Incorporated under which we appointed Cook the exclusive distributor of our single pack Axia RSN™ safety needles in the United States. We shipped a small initial order of safety needles to Cook during the third and fourth quarters and we expect to ramp up sales to Cook during 2004. We also shipped small quantities of needles to a number of potential customers to begin their evaluation of the product. We expect safety product sales to accelerate in 2004 as we begin to ramp up shipments of safety needles to Cook under the new supply agreement.

        Other sales, consisting of contract manufacturing, engineering services and freight charges were $1,506,126 in 2003, compared to $1,077,185 in 2002. This increase was primarily due to increased engineering service sales, off-set by decreases in contract manufacturing sales during the comparable periods.

        Gross profit decreased 13.5% to $7,242,505 in 2003, compared to $8,375,544 in 2002. Gross profit as a percent of sales decreased from 46.9% to 42.5% for the comparable periods. Our gross profits in 2003 decreased as a percent of sales when compared to 2002 for several reasons. A major reason for the decrease is due to the drastic reduction in our high gross profit Medtronic advanced delivery product sales. We also made a conscious decision to retain all of our production staff while we resolved the FlowGuard resin issue and we used the time to conduct training and rearrange our production floor for greater efficiency. As a result, we had higher manufacturing overhead costs than would be typical for the lower level of production we generated. We also have relatively high fixed costs related to the amortization of our investment in obtaining the rights to the arterial safety needle market, as well as depreciation on the automated safety needle assembly equipment (beginning in April 2003), as compared to sales of safety needles. We also incurred additional costs in the first quarter of 2003 when we manually assembled safety needles, as well as additional costs in the second quarter of 2003 when we wrote off inventory associated with the FlowGuard valved introducer. Finally about 5% of our sales were for engineering services that carry a margin rate substantially lower than our typical proprietary product sales. We expect some improvement in our margins in 2004 but would not expect to get back to our historical margins until the FlowGuard is fully launched and safety needle sales increase to higher levels than currently attained.

        Research and development expenses were $1,763,896 or 10.3% of sales in 2003, compared to $1,661,373 or 9.3% of sales in 2002. These increases were primarily due to increasing our engineering staff and continuing expenditures on a variety of new product development activities. We plan to spend approximately 11% of our sales dollars in 2004 on research and development activities in order to continue to generate new products for our customers.

        Selling expenses were $834,785 or 4.9% of sales in 2003, compared to $529,224 or 3.0% of sales in 2002. This increase was primarily due to increased spending on salaries, trade shows and travel, partially off-set by a decrease in commission expense. We have been developing an internal sales and marketing department over the past two years and have added a number of positions since January of 2002 to help drive the sales and marketing efforts for our new products. With the addition of these positions, we have attended more trade shows to build awareness of our products and incurred higher travel costs than in past years. Additionally, with these new positions, we have been able to reduce commission expenses related to our two independent sales representatives. We expect sales and marketing costs to approximate 5% of sales in 2004 as we continue to build our sales efforts.

        General and administrative expenses were $1,850,856 or 10.9% of sales in 2003, compared to $1,743,493 or 9.8% of sales in 2002. The increases in dollars were primarily due to increased spending on salaries, accounting fees associated with Sarbanes-Oxley compliance, legal fees (contract work), investor relations, depreciation, consulting services and insurance. In 2004, general and administrative expenses of the Delivery Systems Division will be combined with the expenses of the Lead Technologies Division as much of the general and administrative activities will span both divisions. We expect overall general and administrative expenses to be approximately 10% of consolidated sales in 2004.

        Interest income decreased $38,446 and interest expense increased $28,809 in 2003 compared with 2002. Interest income decreased primarily due to lower cash balances resulting from the use of excess cash to fund the acquisition of BCI, as well as lower interest rates compared to 2002. Interest expense increased primarily due to the interest on the $5 million note payable that was put in place in October 2003 to help fund the BCI acquisition.

Lead Technologies Division (October 24, 2003 to December 31, 2003)
        Revenues from operations since October 24, 2003, the date BCI was acquired, were $2,547,767. Total 2003 revenues, which include the revenue of BCI prior to its acquisition, increased 150% to $10,518,748, compared to $4,208,861 for 2002.

        Sales of our proprietary products, consisting of implantable stimulation leads, lead delivery systems and adaptors were $722,635 since October 24, 2003. Sales of proprietary products for all of 2003 increased 109% to $3,391,051, compared to $1,621,793 for 2002. The key drivers in our high sales growth in 2003 were a three-fold growth in our proprietary Myopore epicardial lead sales and increased demand for our IS-1 adapters. High growth in the Myopore lead sales was driven by the rapid growth of the Cardiac Resynchronization Therapy (CRT) market and the demand for sutureless epicardial leads for left ventricular pacing in failed transvenous left ventricular placements. We believe the volume of Myopore leads will continue to increase due to the continued growth of the CRT procedure, but at a more moderate rate than that experienced in 2003.

        Sales of our contract manufacturing products, consisting primarily of lead accessories were $1,698,791 since October 24, 2003. Total 2003 sales of our contract manufacturing products increased 165% to $6,783,278, compared to $2,561,721 for 2002. The growth in pacing accessories was primarily due to one customer's increase in stocking levels and higher demand due to that customer's sales force expansion. We anticipate that pacing accessory sales will remain flat in 2004. Other contract manufacturing revenue growth was due to increased demand for OEM procedure kits, laser processing of prosthetic discs, and the successful start-up of a hemostatic powder filling operation. While the 2004 contract manufacturing sales revenue is likely to be less than 2003, the contract manufacturing gross profit percentage will be higher than 2003. In addition, the percentage of total sales revenue coming from contract manufacturing in 2004 is likely to decrease from over 50% in 2003 to less than 35% in 2004 in favor of higher margin proprietary product sales

        Other sales consisting of our contract development work and freight were $126,342 since October 24, 2003. Other sales were $344,419 for all of 2003, compared to $25,347 for 2002. Contract development work in 2003 was primarily related to development of stimulation leads for a variety of emerging neurostimulation applications. These co-development efforts have been initiated to fuel longer-term manufacturing growth tied to development and supply arrangements with emerging therapy start-up companies.

        Gross profit totaled $733,992 or 28.8% of sales since October 24. Gross profit for all of 2003 was $3,465,507 or 32.9% of sales compared to $780,360 or 18.5% of sales in 2002. Gross profit grew in 2003 primarily because of increased sales of our higher-margin proprietary products. Other changes that helped improve our gross profit in 2003 included the implementation of cost reduction efforts in strategic supply, manufacturing processing improvements and increased efficiencies in the production work force due to hiring, training, and retention programs. We were also able to pass on price increases to customers of our proprietary products that had not seen price increases in several years. We expect that our gross profit percentage will continue to improve in 2004 as proprietary product sales continue to increase as part of our overall sales revenue mix.

        Research and development expenses were $223,226 since October 24, 2003. For all of 2003, research and development expenses totaled $628,410 compared to $142,163 in 2002. In addition, in December 2003 we wrote off $2,650,000 of purchased in-process research and development costs as part of the acquisition (see Note 4 to the consolidated financial statements). Significant investment in internal research and development in 2003 was noteworthy because no internal research and development projects had been conducted since 2000. Beginning in January 2003, we initiated development projects for a steroid epicardial lead, a deflectable epicardial lead, and a family of IS-4 adapters. Revenue generation from these new products will commence in the second half of 2004, although the major impact of new product sales will not be realized until 2005. Research and development spending in 2004 is estimated to be approximately 11-12% of sales, with higher spending in the first half of the year due to the funding of animal studies and a number of US and European regulatory submissions related to gaining approval to market the steroid epicardial lead which is a Class III device.

        Sales and marketing expenses were $190,311 since October 24, 2003. For all of 2003, sales and marketing expenses were $791,583, or approximately 8% of sales due to marketing activities related to the repositioning of BCI, as well as our exhibitions at three physician conferences. With much of the initial foundation created in 2003, sales and marketing expenses in 2004 will level out and represent approximately 5-6% of sales.

        General and administrative expenses were $206,494 since October 24, 2003. For all of 2003, general and administrative expenses were $1,144,191. In 2004, general and administrative expenses of the Lead Technologies Division will be combined with the activities of the Delivery Systems Division as much of the general and administrative activities will span both divisions. Interest and other expenses were $471 since October 24, 2003.

        As part of the acquisition, $8,605,000 of the purchase price was classified as identifiable intangible assets. We wrote off $2,650,000 of this amount in December as purchased in-process research and development costs, leaving the remaining $5,955,000 to be written off as amortization expense over the next five to thirty years (see Note 3 to the consolidated financial statements). We recognized approximately $102,000 of amortization expense in 2003 and will recognize approximately $614,000 of amortization expense in 2004 that will be reflected in the following categories: cost of goods sold $219,000, general and administrative expenses $117,000, sales and marketing expenses $18,000 and research and development expenses $260,000.

Delivery Systems Division 2002 compared to 2001
        Total revenues from continuing operations increased 31.0% to $17,879,234 for 2002 compared to $13,647,667 for 2001.

        Sales of our core introducer products increased 36.9% to $11,077,387 in 2002, compared to $8,092,197 in 2001. The increase was primarily due to increased sales to Bard Access Systems under the April 2000 supply agreement that was beginning to ramp up in 2001, as well as increased sales to a number of other customers that were added during late 2001. We also benefited from a one-time shipment of specialty introducers to Medtronic in the third quarter of 2002.

        Sales of our advanced delivery products increased 22.7% to $5,544,203 in 2002, compared to $4,520,264 in 2001. These sales were primarily comprised of LVLDS procedural kits and components sold to Medtronic in support of its launch of the InSync™ pacing device to treat congestive heart failure. In early 2002, Medtronic advised us of its intent to begin to assemble the LVLDS kits in its own facility beginning in the second quarter of 2002. While we continued to provide LVLDS kits and components to Medtronic subsequent to its anticipated transition date, sales for the last two quarters of 2002 were each approximately $500,000 less than the comparable periods from a year earlier.

        In the fourth quarter of 2001, we began marketing our Guidewire Introducer Safety Needle that incorporates technology licensed from Med-Design Corporation. Sales of safety needles were $180,459 in 2002, compared to $87,550 in 2001. On June 27, 2002, we announced our first safety needle supply agreement with Bard Endoscopic Technologies and on October 15, 2002 we announced a new supply agreement with Medtronic.

        Contract manufacturing sales were $863,102 in 2002, compared to $738,127 in 2001, representing a 16.9% increase. The increase was due to one customer ordering more products in 2002 compared to 2001. Contract manufacturing sales represent sales of products to companies that have brought us a finished product design and asked us to manufacture it for them.

        Other sales, which include freight charges to customers and engineering services, totaled $214,083 and $209,529 for the years ended December 31, 2002 and 2001, respectively. Engineering services represent contract development work that we do on behalf of our customers.

        Gross profit increased 26.8% to $8,375,544 in 2002, compared to $6,604,768 in 2001. Gross profit as a percent of sales decreased from 48.4% to 46.9% for the comparable periods. Gross profit as a percent of sales was lower for two reasons. First, we made significant improvements to our infrastructure over the last year to accommodate the anticipated growth of our business. These improvements included expansion of our clean room, the purchase of additional manufacturing equipment, the hiring of additional management personnel and the purchase of a new integrated software system. These infrastructure improvements have added additional overhead costs that are not currently being fully absorbed. Second, we made an investment of $2,047,894 to gain exclusive rights to the arterial safety needle market with Med-Design Corporation that is being amortized over 98 months.

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

Liquidity and Capital Resources
        As of December 31, 2003, we had unrestricted cash and cash equivalents of $1,067,935, compared to $7,304,362 as of December 31, 2002. Net cash provided by operating activities during 2003 was $1,455,111, consisting of net income of $308,757, adjusted for non-cash items consisting primarily of depreciation and amortization of $1,400,270 and write-off of purchased in-process research and development of $2,650,000. Other material changes that affected operating activities were an increase in deferred tax assets of $802,000, a net change in operating assets and liabilities of $906,223 and income taxes payable of $1,206,913.

        Net cash used in investing activities during 2003 was $12,637,122, consisting primarily of the purchase of equipment totaling $1,173,811, additions to patent rights and trademarks totaling $251,001 and net cash paid for the BCI acquisition of $11,212,310.

        Net cash provided by financing activities during 2003 was $4,945,584. We made principal payments on capital leases of $69,121 and payments on note payable to bank of $166,668. This was offset by proceeds from option and warrant exercises of $181,373 and proceeds on long-term debt of $5,000,000.

        On October 23, 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5,000,000, which was used to finance a portion of the BCI acquisition, and a $3,000,000 line of credit, all of which was available at December 31, 2003. We closed the previous line of credit in conjunction with this refinancing. The borrowings are secured by substantially all of our assets and also contain certain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. At December 31, 2003, we were in violation of certain of these covenants, due to the $2.7 million write-off of purchased in-process research and development related to the BCI acquisition. On March 18, 2004, the bank waived the covenant violation and amended the agreement which provides, among other things, an extension of the expiration date on the line of credit to April 30, 2005.

        Payments on the term loan consist of monthly principal payments of $83,334 plus interest at Libor plus 2.5%. These payments commenced in November 2003. The line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2005. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no outstanding borrowings under the line of credit at December 31, 2003.

        As of December 31, 2003, our working capital (current assets minus current liabilities) was $4,558,369, or a current ratio of 1.9 to 1, compared to working capital of $8,857,648 or a current ratio of 4.1 to 1 as of December 31, 2002. Accounts receivable increased $2,034,904, inventory increased $1,620,182, current maturities of notes payable increased $1,000,000, accounts payable increased $108,625 and accrued liabilities increased $2,133,180, primarily due to the acquisition of BCI. Accrued liabilities included $2,110,476 due to BIOMEC Inc. related to the working capital adjustment of $897,495 that was paid in February 2004, and the $1,212,981 cash portion of the first contingent payment that is due on March 31, 2003. Income taxes payable decreased $1,247,982 due to the payment of our taxes in 2003.

        A summary of our contractual cash obligations at December 31, 2003 is as follows:

	Payments due by period
Contractual Obligations
	Total	2004	2005	2006	2007	2008
Long-term debt, including interest	$4,979,623	$1,070,793	$1,070,776	$1,004,722	$1,000,000	$833,332
Operating leases	1,519,455	410,908	427,635	315,544	187,410	177,958
Total contractual cash obligations	$6,499,078	$1,481,701	$1,498,411	$1,320,266	$1,187,410	$1,011,290

        We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 12/31/03	Date of Expiration
Line of credit	$3,000,000	$0	April 30, 2005

        We had approximately $1.1 million in cash and cash equivalents as of December 31, 2003. In connection with our acquisition of BCI, we made a working capital adjustment payment of $897,495 in February 2004 and are required to make the 2003 Contingent Payment of $3,032,454 on March 31, 2004 which will be paid 40% in cash and 60% in stock. Additionally, we may be required to make an additional payment related to the 2004 Contingent Payment that would be due on March 31, 2005. Our current estimate is that this payment will fall in the $6-10 million range. In February 2004, we entered into a letter agreement with BIOMEC Inc., under which we agreed to pay the 2004 Contingent

Payment as 80% stock and 20% cash. The value of the stock to be issued in conjunction with the contingent payment will be valued at no less than $11.56 or more than $15.63 per share.

        While we believe that we have sufficient resources with our current cash and the credit facility to make payments required under the acquisition and to fund our planned operations for fiscal 2004, there is no assurance that we will not need additional capital in the future. Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.

Critical Accounting Policies and Estimates
        Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements. Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

Revenue Recognition
        We recognize revenue in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

Allowance for Doubtful Accounts
        We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $70,000 should be adequate for any exposure to loss in our December 31, 2003 accounts receivable.

Allowance for Excess and Slow-Moving Inventory
        Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for excess and slow-moving inventories and believe the reserve of $155,000 at December 31, 2003 is adequate.

Valuation of Goodwill and Long-Lived Assets including Intangible Assets with Finite Lives
        As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The test for impairment of finite life assets requires us to make estimates of the fair value of our long-lived assets, primarily based on projected future cash flows using discount rates determined by management to be commensurate with the risk inherent in the current business model or another valuation technique. For indefinite life intangibles, we determine whether the carrying amount of the reporting unit's net assets exceeds its expected future cash flows. If we determine that the carrying value of these assets may not be recoverable, we will be required to reduce the valuation of these assets on our financial statements. Significant assets include the following:

  Goodwill
          The estimate of the fair value of the goodwill that resulted from our recent acquisition of BCI is one of the more significant estimates based on the judgment required in projecting future cash flows as well as considering both the current amount recorded, approximately $9 million, and its possible increase of $6 to $10 million, if a second contingent purchase payment is required (see Note 4 to the consolidated financial statements).

  Safety Needle
          The realization of our investments in the license agreement and manufacturing equipment related to the safety needle (aggregate investment of approximately $3.4 million at December 31, 2003) is dependent upon attaining a sustained level of sales of this product. We currently are comfortable projecting a level of future sales that is more than sufficient to allow us to fully realize the investments we have made in the safety needle product. However, if actual sales fail to reach these levels, our investments made in this product may not be fully realizable in the future. Please refer to the "Risk Factors" caption below for a discussion of factors that will have an effect on our ability to attain a sustained level of safety needle sales.

  Other Intangibles with Finite Lives
          Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $7.7 million at December 31, 2003) are being amortized on a straight-line method over their estimated useful lives, ranging from 3 to 30 years, (see Note 3 to the consolidated financial statements).

Allocation of Purchase Price Paid for the BCI Acquisition
        As a result of our acquisition of BCI, as described more fully in Note 4 to the consolidated financial statements, we were required to allocate the consideration paid for BCI between tangible assets, identifiable intangible assets, including in-process research and development (IPR&D), and goodwill. The value assigned to IPR&D was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. We were required to make significant estimates to determine the portion of the purchase price allocated to IPR&D and other intangible assets. We engaged an independent valuation firm to assist in the determination of the fair values of the intangible assets. The amount of the purchase price allocated to IPR&D and other intangible assets was determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rates used in calculating the present value of the various intangibles was in accordance with accepted valuation methods and for IPR&D also included the consideration of the risks of not achieving commercial feasibility. The goodwill that resulted from this acquisition represents the excess of the total purchase price over the fair value of the total tangible and identifiable intangible net assets acquired.

Recently Issued Accounting Pronouncements
        In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The application of Interpretation No. 46 did not have any effect on the Company's consolidated financial statements.

        The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company was required to apply Statement No. 150 for the quarter beginning on July 1, 2003. The application of Statement No. 150 did not have any effect on the Company's consolidated financial statements.

Forward Looking Statements
        Statements included in this Annual Report on Form 10-K, in the letter to shareholders, in our quarterly reports, in filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some of these statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in the section of this Annual Report on Form 10-K entitled "Risk Factors." Additional factors that could cause results to differ materially are the following: our ability to successfully integrate the BCI/LTD operation; our dependence upon a limited number of key customers for our revenue; our ability to complete development of our steroid epicardial lead and delivery tool; our ability to find distribution partners for our steroid lead and delivery tool; our dependence upon licensing agreements with third parties for the technology underlying some of our products, especially the safety needle; our ability to negotiate and enter into safety needle supply agreements with major medical device companies and our ability and that of our customers to achieve market acceptance of the safety needle; our ability to effectively manufacture our safety needle using our automated safety needle assembly equipment in anticipated required quantities; our ability to develop or acquire new products to increase revenues; our ability to attract and retain key personnel; introduction of competitive products; patent and government regulatory matters; economic conditions; and our ability to raise capital. All our forward-looking statements, whether written or oral are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Risk Factors
        The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

We have two major customers and depend on these customers for a significant portion of our revenues.
        Medtronic accounted for approximately 67% and 44% and a second customer accounted for approximately 13% and 18% of our total sales from operations in 2002 and 2003, respectively. We anticipate that our expected near-term future growth in sales will be tied in part to these customers sales of their existing products, as well as new products incorporating our products as components. Because we anticipate that sales of our components and kits to Medtronic for use in Medtronic's Left Ventricle Lead Delivery Systems ("LVLDS") will continue to decrease, we are attempting to expand our customer base and our product offerings. We cannot ensure that we will be successful in making sales to new customers, increasing sales to existing customers other than Medtronic or developing and marketing new products. To the extent that we do not expand our customer base and product offerings, sales to Medtronic and the second customer will continue to account for a major portion of our revenues, making us vulnerable to the risks described below. We anticipate the acquisition of BCI will reduce our concentration of business with Medtronic to approximately 30% in 2004 and with the second customer to less than 14%.

        On October 11, 2002, we entered into a supply agreement with Medtronic that requires Medtronic to purchase exclusively from us all of its requirements for certain delivery systems and introducer kits manufactured by us for a period of five years. The supply agreement also sets forth the terms under which Medtronic will begin including our Axia RSN™ retractable guidewire introducer safety needle as part of Medtronic's introducer kits.

        There are no minimum purchase obligations under the supply agreement for our current products or any future products we may develop. If sales of Medtronic's products that incorporate our products as components decrease or if Medtronic does not develop new products incorporating our products as components, future sales of our products to Medtronic and our results of operations would be adversely affected. Further, any action by Medtronic to discontinue any of its products that incorporate our products, to redesign or change the technical requirements for its products so that our products would not meet those requirements, or to otherwise limit or discontinue its purchases from us would have a material adverse impact on sales of our products and, consequently, our financial results. In addition, although under the terms of the supply agreement, Medtronic agreed to begin including the Axia RSN™ retractable guidewire introducer safety needles as part of its introducer kits, if Medtronic's customers determine not to use the safety needle, or request that they not be included in the introducer kits, then our anticipated future revenue for the sale of this product may not develop.

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
        An important element of our growth strategy is focused on successfully manufacturing and marketing the safety needle licensed from Med-Design Corporation. We currently have the exclusive right to make, use and sell Med-Design Corporation's center-line retractable safety needle in the venous market, in the arterial access market and other related fields. Under the terms of the license agreement, we must sell designated quantities of product each year to retain exclusive rights to the technology and must pay as much as 20% of our revenues from sales of safety needles to Med-Design as royalties. If we do not sell the designated quantity of product each year, we can retain our exclusive rights by paying Med-Design the amount of money necessary to cover the royalty shortfall. Through 2003, we have not met our minimum product quantities and have paid Med-Design the difference necessary to retain our exclusive rights to the technology. There is no assurance that we can manufacture the safety needle at a cost, or sell the safety needle at a price, that will result in an acceptable rate of return for us. In order to sell enough safety needles to retain our license, we must develop customers in the arterial market, a market in which we currently have no customers and no marketing experience. There is no assurance that we can successfully penetrate the arterial market. We acquired a $1.75 million automated assembly system to manufacture safety needles that became fully operable in the second quarter of 2003. If we fail to penetrate and achieve significant sales of safety needles, or if we lose our ability to market and sell the safety needle, our future prospects would be adversely affected.

We may need additional capital in the future.
        We had approximately $1.1 million in cash and cash equivalents as of December 31, 2003. In connection with our acquisition of BCI, we made a working capital adjustment payment of $897,495 in February 2004 and are required to make the 2003 Contingent Payment of $3,032,454 on March 31, 2004 which will be paid 40% in cash and 60% in stock. Additionally, we may be required to make an additional payment related to the 2004 Contingent Payment that would be due on March 31, 2005. Our current estimate is that this payment will fall in the $6-10 million range. In February 2004, we entered into a letter agreement with BIOMEC Inc., under which we agreed to pay the 2004 Contingent Payment as 80% stock and 20% cash. The value of the stock to be issued in conjunction with the contingent payment will be valued at no less than $11.56 or more than $15.63 per share.

        On October 23, 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5,000,000, which was used to finance a portion of the BCI acquisition, and a $3,000,000 line of credit, all of which was available at December 31, 2003. We closed the previous line of credit in conjunction with this refinancing. The borrowings are secured by substantially all of our assets and also contain certain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. At December 31, 2003, we were in violation of certain of these covenants, due to the $2.7 million write-off of purchased in-process research and development related to the BCI acquisition. On March 18, 2004, the bank waived the covenant violation and amended the agreement which provides, among other things, an extension of the expiration date on the line of credit to April 30, 2005.

        Payments on the term loan consist of monthly principal payments of $83,334 plus interest at Libor plus 2.5%. These payments commenced in November 2003. The line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2005. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no outstanding borrowings under the agreement at December 31, 2003.

        While we believe that we have sufficient resources with our current cash and the new credit facility to make payments required under the acquisition and to fund our planned operations for fiscal 2004, there is no assurance that we will not need additional capital in the future. Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.

We have only attained profitability recently.
        We became a publicly traded company in 1991 and incurred losses in each of the years from 1991 to 1999. For the years ended December 31, 2000, 2001, 2002 and 2003, we reported net income of $162,000; $6.6 million; $2.9 million and $309,000. Net income for 2001 included $3.1 million related to the sale of the gynecology division, as well as recognition of income tax benefit of $923,000 resulting from the elimination of the valuation allowance on deferred tax assets. In 2003, BCI was profitable for the first time in many years. However, our 2003 results only included income from BCI from October 24, 2003 to December 31, 2003 and included a one-time write-off of $2.7 million related to the purchase of in-process research and development costs associated with the acquisition. There is no assurance that we will be able to effectively integrate the operation of BCI and maintain profitable operations in the future.

The government heavily regulates our business.
        The medical products that we sell and propose to sell are subject to regulation by the FDA and by comparable agencies in certain states and foreign countries. The process of complying with requirements of the FDA and other agencies can be costly and time consuming. We have received clearance from the FDA to market our vessel introducer products, safety needle, epicardial lead and implant tool. There is no assurance that any future additional clearance can be obtained. In addition, once obtained, these clearances are subject to review, and later discovery of previous unknown problems may result in restrictions on the marketing of a product or withdrawal of the product from the market. We are also subject to certain FDA regulations governing manufacturing practices, packaging and labeling. Non-compliance with these regulations can result in product recalls or other sanctions which could have a material adverse effect on the Company.

We depend on patents and proprietary technology.
        Our success may depend on our ability to obtain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have 18 patents issued related to various aspects of vessel introducers and stimulation leads. There can be no assurance that any future patent protection will be granted, that the scope of any patent protection will exclude competitors or that any of our patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. We also rely upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent trade secrets or otherwise gain access to our proprietary technology.

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
        We are faced with intense competition and rapid technological and industry change and, if our competitors' existing products or new products are more effective or superior to our products, the commercial opportunity for our products will be reduced or eliminated. We face intense competition from other device manufacturers, many of whom are significantly larger and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be intense price competition for products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. Such developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner. The medical device industry is generally characterized by rapid technological change, changing customer needs, and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations.

We risk product liability claims and product recalls.
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
        As of March 15, 2004, we had 5,738,785 shares of common stock outstanding. The average daily trading volume approximated 47,000 shares per day in 2001, 26,000 shares per day in 2002, 18,000 shares per day in 2003, and 15,000 through March 15, 2004. There can be no assurance that an active market will exist for our common stock, or that our common stock could be sold without a significant negative impact on the publicly quoted price per share. In April 2004, BIOMEC Inc. will distribute to its 200 shareholders the 933,333 shares of our common stock that it received in connection with our acquisition of BCI. Any significant re-sales into the market by these shareholders could adversely affect the price of our common stock.

Our future operating results may fluctuate.
        If our revenue declines in a quarter compared to the revenue in the previous quarter, our earnings will likely decline as well, due to the fact that many of our expenses are relatively fixed. In particular, research and development, marketing and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, due to a decrease or shortfall in revenue or for some other reason, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.

Our research and development projects may not reach technological feasibility.
        Our Lead Technologies Division currently has three major product development projects in process: Steroid Leads, Adapters and an Implant Tool. We are planning on spending approximately $1.8 million in 2004 to continue the development of these products. While we believe that these three in-process projects will reach technological feasibility, because of the risks associated with the commercial viability of these products, there can be no assurance that these projects will actually achieve commercialization. Such risks include the delay or failure to obtain the necessary regulatory approvals or the failure to achieve market acceptance.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities used to maintain liquidity. Our earnings have not been materially affected by changes in interest rates on our floating interest rate debt because we have not maintained an outstanding balance on our line of credit agreement. Based on our current borrowings, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than $50,000. We have invested our excess funds in a money market fund and do not believe that a change in interest rates on such money market fund would have a material effect on our earnings.

Item 8 Financial Statements and Supplementary Data

Quarterly Financial Data
        The consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the three-year period ended December 31, 2003, and the related consolidated balance sheets of the Company as of December 31, 2003 and 2002, together with the related notes thereto and the independent auditor's report appear on pages 26 through 42 hereof.

        The following tabulation presents the Company's unaudited quarterly results of operations for 2003 and 2002:

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter*
Net sales	$4,667	$4,338	$4,042	$6,556
Gross profit	2,071	1,820	1,632	2,453
Operating income (loss)	993	745	601	(2,082)

Net income (loss)	$632	$474	$381	$(1,178)

Basic net income (loss) per share	$0.13	$0.10	$0.08	$(0.22)
Diluted net income (loss) per share	$0.13	$0.10	$0.08	$(0.22)
	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$4,299	$4,382	$4,542	$4,656
Gross profit	1,969	2,018	2,154	2,235
Operating income (loss)	950	1,001	1,215	1,275

Net income (loss)	$597	$628	$761	$873

Basic net income (loss) per share	$0.13	$0.13	$0.16	$0.18
Diluted net income (loss) per share	$0.12	$0.13	$0.15	$0.18

*
The 4th quarter of 2003 includes a $2.65 million charge for the purchased in-process research and development which resulted from the acquisition of BCI in the 4th quarter (see Note 4 to the Notes to Consolidated Financial Statements).

Audited Financial Statements

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Enpath Medical, Inc.
Minneapolis, Minnesota

        We have audited the accompanying consolidated balance sheets of Enpath Medical, Inc. (formerly Medamicus, Inc.) and Subsidiary, as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each year in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enpath Medical, Inc. and Subsidiary, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each year in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                      /s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 21, 2004 (except for Note 6, as to which the date is March 18, 2004)

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
ASSETS (Note 6)
Current assets:
Cash and cash equivalents	$1,067,935	$7,304,362
Accounts receivable, less allowance for doubtful accounts of $70,000 and $60,000, respectively (Note 9)	4,122,570	2,087,666
Inventories, less allowance for slow-moving inventory of $155,000 and $59,000, respectively (Note 2)	3,738,853	2,118,671
Prepaid expenses and other assets	215,377	89,524
Income taxes receivable	99,931	—
Deferred income taxes (Note 5)	156,000	100,000

Total current assets	9,400,666	11,700,223

Property and equipment: (Note 7)
Equipment	7,162,779	5,288,466
Office furniture, fixtures and computers	1,426,714	870,565
Leasehold improvements	1,448,678	982,022

	10,038,171	7,141,053
Less accumulated depreciation and amortization	(3,176,423)	(2,193,699)

Net property and equipment	6,861,748	4,947,354

Goodwill (Note 4)	8,984,824	—
Intangible assets with finite lives, net (Notes 3 and 4)	7,717,656	1,923,428
Deferred income taxes (Note 5)	596,000	—

TOTAL ASSETS	$33,560,894	$18,571,005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of note payable to bank (Note 6)	$1,000,000	$—
Current installments of capital lease obligations (Note 7)	70,793	64,894
Accounts payable	731,390	622,765
Accrued compensation	642,536	545,408
Other accruals	287,102	361,526
Accrued acquisition payments (Note 4)	2,110,476	—
Income taxes payable (Note 5)	—	1,247,982

Total current liabilities	4,842,297	2,842,575

Long-term liabilities:
Notes payable to bank, less current maturities (Note 6)	3,833,332	—
Capital lease obligations, less current installments (Note 7)	75,498	150,518
Accrued acquisition payments (Note 4)	1,819,473	—
Deferred income taxes (Note 5)	—	150,000

Total long-term liabilities	5,728,303	300,518

Total liabilities	10,570,600	3,143,093

Commitments and contingencies (Notes 4,7,10 and 11)
Shareholders' equity: (Note 8)
Preferred stock—undesignated, authorized 1,000,000 shares	—	—
Common stock—$.01 par value, authorized 20,000,000 shares; issued and outstanding 5,703,526 and 4,726,593 shares, respectively	57,035	47,266
Additional paid-in capital	19,204,591	11,960,735
Retained earnings	3,728,668	3,419,911

Total shareholders' equity	22,990,294	15,427,912

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,560,894	$18,571,005

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations

Years Ended December 31,	2003	2002	2001
Net sales (Note 9)	$19,603,441	$17,879,234	$13,647,667
Cost of sales	11,626,944	9,503,690	7,042,899

Gross profit	7,976,497	8,375,544	6,604,768

Operating expenses:
Research and development	1,987,122	1,661,373	1,157,623
Selling, general and administrative	3,082,446	2,272,717	1,960,360
Purchased in-process research and development (Note 4)	2,650,000	—	—

Total operating expenses	7,719,568	3,934,090	3,117,983

Operating income	256,929	4,441,454	3,486,785

Other income (expense):
Interest expense	(51,727)	(22,918)	(77,976)
Interest income	39,787	78,233	85,800
Other	(8,873)	(4,196)	(7,839)

Total other expense	(20,813)	51,119	(15)

Income from continuing operations before income taxes	236,116	4,492,573	3,486,770
Income tax expense (benefit) (Note 5)	(72,641)	1,633,939	(54,371)

Income from continuing operations	308,757	2,858,634	3,541,141

Discontinued operations (Note 12)
Income from operations of discontinued segment, net of tax	—	—	182,012
Gain from disposal of discontinued segment	—	—	2,896,610

Income from discontinued operations	—	—	3,078,622

Net income	$308,757	$2,858,634	$6,619,763

Earnings per share:
Basic
Income from continuing operations	$0.06	$0.61	$0.83
Income from discontinued operations	$—	$—	$0.72

Net income	$0.06	$0.61	$1.55

Diluted
Income from continuing operations	$0.06	$0.57	$0.77
Income from discontinued operations	$—	$—	$0.66

Net income	$0.06	$0.57	$1.43

Weighted average common and common equivalent shares outstanding:
Basic	4,917,623	4,711,634	4,275,440
Diluted	5,168,675	4,973,966	4,625,647

See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders' Equity

	Common Stock			Retained Earnings (Accumulated Deficit)
Years Ended December 31, 2003, 2002 and 2001			Additional Paid-In Capital
	Shares	Amount			Total
Balances at December 31, 2000	4,164,599	$41,646	$8,649,043	$(6,058,486)	$2,632,203
Options exercised (Note 8)	101,024	1,011	178,617	—	179,628
Warrants exercised (Note 8)	267,917	2,679	1,500,335	—	1,503,014
Warrants issued to consultant for services	—	—	1,503	—	1,503
Stock issued for license agreement (Note 11)	68,027	680	999,320	—	1,000,000
Net income for the year ended December 31, 2001	—	—	—	6,619,763	6,619,763

Balances at December 31, 2001	4,601,567	$46,016	$11,328,818	$561,277	$11,936,111
Options exercised (Note 8)	36,600	366	83,592	—	83,958
Tax benefit from options exercised (Note 5)	—	—	52,000	—	52,000
Warrants exercised (Note 8)	88,426	884	495,186	—	496,070
Warrants issued to consultant for services	—	—	1,139	—	1,139
Net income for the year ended December 31, 2002	—	—	—	2,858,634	2,858,634

Balances at December 31, 2002	4,726,593	$47,266	$11,960,735	$3,419,911	$15,427,912
Options exercised (Note 8)	43,600	436	180,937	—	181,373
Common stock issued in connection with acquisition (Note 4)	933,333	9,333	6,862,818	—	6,872,151
Tax benefit from options exercised (Note 5)	—	—	141,000	—	141,000
Options issued to consultant for services	—	—	7,000	—	7,000
Warrants issued in connection with acquisition (Note 8)	—	—	52,101	—	52,101
Net income for the year ended December 31, 2003	—	—	—	308,757	308,757

Balances at December 31, 2003	5,703,526	$57,035	$19,204,591	$3,728,668	$22,990,294

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

Years Ended December 31,	2003	2002	2001
Cash flows from operating activities:
Net income	$308,757	$2,858,634	$6,619,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	988,497	492,008	277,722
Amortization	411,773	406,259	145,035
Write-off of purchased in-process research and development (Note 4)	2,650,000	—	—
Loss on disposal of equipment	4,220	383	—
Options issued for compensation	7,000	1,139	1,503
Deferred income taxes	(802,000)	225,000	(175,000)
Gain on sale of Gynecology Division	—	—	(2,896,610)
Net change in operating assets and liabilities of disposed segment (Note 12)	—	—	187,229
Changes in operating assets and liabilities from continuing operations, net of effect of acquisition
Accounts receivable	(446,594)	(204,916)	(736,115)
Inventories	465,519	(153,430)	(1,188,647)
Prepaid expenses and other assets	(44,640)	(47,618)	(18,263)
Accounts payable	(602,534)	(197,917)	384,032
Accrued liabilities	(277,974)	115,843	133,857
Income taxes payable	(1,206,913)	1,219,827	80,155

Net cash provided by operating activities	1,455,111	4,715,212	2,814,661

Cash flows from investing activities:
Purchase of property and equipment, net of disposals	(1,173,811)	(3,160,775)	(1,632,511)
Additions to intangible assets	(251,001)	(97,808)	(39,698)
Acquisition of license agreement (Note 11)	—	(416)	(1,047,478)
Net cash paid for acquisition (Note 4)	(11,212,310)	—	—
Cash received from sale of Gynecology Division (Note 12)	—	—	4,195,576

Net cash provided by (used in) investing activities	(12,637,122)	(3,258,999)	1,475,889

Cash flows from financing activities:
Principal payments on capital lease obligations	(69,121)	(82,356)	(78,817)
Proceeds from long-term debt	5,000,000	—	—
Principal payments on long-term debt	(166,668)	—	(1,551,047)
Proceeds from exercise of stock options and warrants	181,373	580,028	1,682,642

Net cash provided by financing activities	4,945,584	497,672	52,778

Net increase (decrease) in cash and cash equivalents	(6,236,427)	1,953,885	4,343,328

Cash and cash equivalents, beginning of year	7,304,362	5,350,477	1,007,149

Cash and cash equivalents, end of year	$1,067,935	$7,304,362	$5,350,477

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51,727	$22,918	$90,404
Cash paid during the period for income taxes	$1,937,154	$189,112	$112,000
Supplemental schedule of non-cash investing and financing activities:
Capital leases incurred for use of equipment	$—	$—	$103,798
Receivable from sale of Gynecology Division	$—	$—	$95,406
Tax benefit from exercise of stock options (Note 5)	$141,000	$52,000	$—
Stock issued for license agreement	$—	$—	$1,000,000
Acquisition of business (Note 4)

See accompanying notes to consolidated financial statements

Notes To Consolidated Financial Statements

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
        We are a medical products company engaged in:

  •
  the design, development, manufacture and marketing of percutaneous vessel introducers, safety needles and related vascular delivery products;

  •
  the design, development, manufacture and marketing of implantable stimulation leads, lead delivery systems, and lead accessories for cardiac rhythm management, neuromodulation, and hearing restoration markets; and

  •
  the manufacture of medical devices and components for other medical product companies on a contract basis.

        At the beginning of 2001, we were operating in two distinct operating segments: The Delivery Systems Division and the Gynecology Division. On April 25, 2001, we sold the Gynecology Division to CooperSurgical, Inc. for approximately $4.7 million, recognizing a gain of approximately $2.9 million on the sale (see Note 12). We continued to manufacture catheters and monitors for CooperSurgical until December 2001, when we transferred the manufacturing responsibilities to it. As a result, we have reported the results of the Gynecology Division as discontinued operations for the year ended December 31, 2001.

        On October 23, 2003, we completed the acquisition of the net operating assets of BIOMEC Cardiovascular Inc. ("BCI") from BIOMEC Inc. (See Note 4 for further details). We have included BCI's results in our consolidated financial statements from October 24, 2003 forward. As a result of this transaction, Enpath Medical, Inc. will operate with two divisions: The Delivery Systems Division (formerly Medamicus, Inc.) and the Lead Technologies Division (formerly BCI). Both divisions are aggregated into one reportable segment: the manufacture and sale of medical devices. Each division has similar technology, manufacturing, customers and regulatory activities and we expect to jointly conduct sales and marketing and research and development activities where appropriate. Net sales by division for the year ended December 31, 2003 is as follows:

Delivery Systems Division	$17,055,674
Lead Technologies Divison	2,547,767

Total	$19,603,441

        On February 2, 2004, we changed our name from Medamicus, Inc. to Enpath Medical, Inc. The name Enpath reflects the company's mission "to create pathways that enable the delivery of essential medical therapies'.

        A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements include the accounts of Enpath Medical, Inc. and its wholly owned subsidiary Enpath Lead Technologies, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION
        The Company recognizes revenue upon shipment of the product to the customer, FOB shipping point. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales.

RECENT PRONOUNCEMENTS
        The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company was required to apply Statement No. 150 for the quarter beginning on July 1, 2003. The application of Statement No. 150 did not have any effect on the Company's consolidated financial statements.

        In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The application of Interpretation No. 46 did not have any effect on the Company's consolidated financial statements.

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

  •
  Cash equivalents:  The carrying amount approximates fair value because of the short maturity of these instruments.

  •
  Notes payable:  The fair value of the Company's notes payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 2003 and 2002, the fair value of the Company's notes payable approximated their carrying value.

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

INTANGIBLE ASSETS WITH FINITE LIVES
        Intangible assets are amortized on a straight-line basis over their estimated useful life or contractual life, whichever is shorter (see Note 3). For a description of the intangible assets acquired in the BCI transaction, see Note 4.

GOODWILL
        In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, goodwill is tested for impairment annually and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The Company has determined that no impairment exists at December 31, 2003.

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

INCOME TAXES
        Deferred taxes are provided on an asset and liability method under which deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EMPLOYEE STOCK-BASED COMPENSATION
        At December 31, 2003, the Company has two stock-based employee compensation plans (See Note 8). The Company accounts for those plans under the APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	2003	2002	2001
Net income—as reported	$308,757	$2,858,634	$6,619,763
Deduct: Total stock-based employee compensation (Expense determined under the fair value based method for all awards)	(415,273)	(267,622)	(75,602)

Pro forma net income (loss)	$(106,516)	$2,591,012	$6,544,161

Net income (loss) per share:
Basic net income per share—as reported	$0.06	$0.61	$1.55
Basic net income (loss) per share—pro forma	$(0.02)	$0.55	$1.53
Diluted net income per share—as reported	$0.06	$0.57	$1.43
Diluted net income (loss) per share—pro forma	$(0.02)	$0.52	$1.41
Weighted average common shares outstanding
Basic	4,917,623	4,711,634	4,275,440
Diluted	5,168,675	4,973,966	4,625,647

        The above pro forma effects on net income and net income per share are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

RESEARCH AND DEVELOPMENT EXPENDITURES
        The Company incurred research and development expenses of $1,987,122, $1,661,373 and $1,157,623 in 2003, 2002 and 2001, respectively, as well as $2,650,000 from the write-off of purchase price assigned to in-process technology in 2003. The value assigned to purchased in-process technology was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. The fair value was estimated using the present value of value of future estimated cash flows of each project. The discount rate used in calculating the present value included the consideration of the risks of not achieving commercial feasibility (see Note 4).

PRODUCT WARRANTIES
        The Company provides a limited warranty for the replacement of defective products. The Company has never incurred any significant costs associated with this warranty and therefore have not provided any estimated liability for these warranties.

CONCENTRATION OF SUPPLY
        The Company generally uses one source of supply for key components and raw materials. The Company has identified alternate sources for these components and raw materials.

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

December 31, 2003, 2002 and 2001 was to increase the weighted average shares outstanding by 251,052, 262,332 and 350,207 shares, respectively.

2.     INVENTORIES

        Inventories at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Purchased parts and subassemblies	$2,284,699	$1,609,747
Work in process	921,934	458,879
Finished goods	532,220	50,045

Total Inventory	$3,738,853	$2,118,671

3.     INTANGIBLE ASSETS WITH FINITE LIVES

        Other assets at December 31, 2003 and 2002 include the following finite life intangible assets:

		December 31, 2003
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value
License technology	8	$2,047,894	$543,224	$1,504,670
Core technology	12	2,650,000	36,806	2,613,194
Developed technology	8	1,500,000	31,250	1,468,750
Customer relationships	6	615,000	17,084	597,916
Patents and inventions	5 to 9	1,060,146	154,813	905,333
Trade name	30	545,000	3,028	541,972
Other	5 to 10	88,395	2,574	85,821

Totals		$8,506,435	$788,779	$7,717,656

		December 31, 2002
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value
License technology	8	$2,047,894	$292,446	$1,755,448
Patents and inventions	5 to 9	252,540	84,560	167,980

Totals		$2,300,434	$377,006	$1,923,428

        Amortization expense related to these assets is as follows:

Year ended December 31, 2003	$411,773
Year ended December 31, 2002	$275,356
Year ended December 31, 2001	$145,035

        Estimated amortization expense for these assets over the next five years ending December 31 is as follows:

Year	Amount
2004	$947,000
2005	$947,000
2006	$947,000
2007	$947,000
2008	$884,000

4.     ACQUISITION OF BCI

        On October 23, 2003, the Company purchased substantially all of the operating assets of BCI, a company that develops and manufactures medical products, specializing in pacing-lead products and pacing accessories. The primary reasons for the acquisition of BCI include the following: allow the Company to diversify its product base and increase its customer base; obtain an intellectual property portfolio covering various products; acquire potential products that are currently in the development stage, and certain future synergies that are anticipated to be realized in the combined Company after the acquisition.

        The initial aggregate purchase price of approximately $18 million consisted of approximately $10 million in cash and the issuance of 933,333 shares of Company common stock with a market value of approximately $7 million. Also, short-term liabilities with a fair value of approximately $1 million were assumed. The asset purchase agreement requires an additional payment to be made in 2004 of $897,495 based on the final working capital of BCI on the date of acquisition. This payment was made in cash in February 2004. In addition, the Company is required to make a contingent payment of $3,032,454 on March 31, 2004, based on BCI's final 2003 sales results. This payment will be made in the form of 40% cash ($1,212,985) and 60% common stock ($1,819,469 or 133,588 shares of common stock, valued at $13.62 per share). Both of these additional payments are included in liabilities at December 31, 2003. There is also a second contingent payment due on March 31, 2005, which is based on the increase in BCI's proprietary sales in 2004 over 2003. This second contingent payment is currently estimated to be in the range of $6 to $10 million, based on our 2004 budgets. On February 26, 2004, the Company amended its agreement with BIOMEC Inc. to state that 80% of the second contingent payment due March 31, 2005 will be paid in stock and 20% will be paid in cash. The stock to be issued in conjunction with this payment will be valued at no less than $11.56 and no more than $15.63. This future contingent purchase price, when determinable, will be recorded as an increase to goodwill. The results of operations of BCI and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from October 24, 2003.

        The Company accounted for the acquisition under the purchase method of accounting in accordance with SFAS 141. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The Company engaged an independent valuation firm to assist in the determination of the fair values. The initial purchase price exceeded the amounts allocated to the tangible and identified intangible assets by approximately $9 million, and this excess was classified as goodwill.

        The following tables provide further information on the initial purchase price for the acquisition of BCI and its preliminary allocation:

Purchase Price Summary

Category	Amount
Cash paid at closing by Company	$10,010,000
Value of Common Stock issued	7,000,000
Accrued payments:
Working capital adjustment	897,000
Contingent payment based on BCI 2003 sales:
Portion to be paid in cash	1,213,000
Portion to be paid with common stock	1,819,000
Direct acquisition costs	1,129,000

Total Consideration	$22,068,000

Values Assigned to Assets & Liabilities

Category	Amount
Current assets	$3,756,000
Property & equipment	1,733,000
Acquired in-process R&D	2,650,000
Intangible assets:
Developed technology	1,500,000
Customer relationships	615,000
Tade name	545,000
Patents	415,000
Core technology	2,650,000
Non competition agreement	75,000
Inventions	155,000
Goodwill	8,985,000
Current liabilities	(1,011,000)

Net Assets Acquired	$22,068,000

        A portion of the purchase price has been allocated to developed and core technology, and in-process research and development. These intangible assets were identified and valued through the analysis of data concerning the underlying technology of the company and its existing products, development projects, their stage of development, the time and resources to complete them, if applicable, their expected income generating ability and associated risks. The income approach, which includes an analysis of cash flows and related risks, was the primary method used in valuing the developed and core technology, and in-process research and development. Developed technology represents projects that had attained technological feasibility and their value has accordingly been capitalized. Core technology has value through its use or re-use in many products or future generations of products.

        Development projects, which had not yet reached technological feasibility and had no alternative future use, were classified as in-process research and development. Accordingly, the purchase price assigned to those projects was immediately expensed on the acquisition date and has been reflected as an expense in the 2003 consolidated statements of operations. The in-process research and development projects are as follows: Steroid Leads ($1.3 million), Adapters ($1 million) and an Implant

Tool ($350,000). The estimated value of these projects was determined using a discounted cash flow model. The discount rates used considered the stage of completion and the risk surrounding the successful development and commercialization of each of the purchased in-process technology projects.

        The discount rates used in valuing the developed, core and in-process technologies range from 26% to 50%. A higher discount rate was used to value the in-process research and development, due to the inherent uncertainties surrounding the successful development of the in-process projects, FDA approval, and the market acceptance of the products. The percentage of completion for each of the in-process projects was determined using costs incurred to date on each project as compared to the remaining estimated costs to be incurred to bring each of the projects to technological feasibility. The percentage of completion varied by each project, ranging from 10% to 25%.

        The Company believes that the three in-process projects will reach technological feasibility. However, because of the risks associated with the commercial viability of these products, there can be no assurance that these projects will actually achieve commercialization. Such risks include the delay or failure to obtain the necessary regulatory approvals or the failure to achieve market acceptance.

        The intangible assets acquired in the acquisition, with the exception of goodwill and the in-process research and development, are being amortized on a straight line basis over their estimated lives ranging from 5 to 30 years (see Note 3). For tax purposes these assets, including goodwill and in-process research and development, are deductible over a 15-year period. This difference gives rise to deferred income taxes disclosed in Note 5.

        The acquisition transaction had the following net effect on the accompanying 2003 consolidated statement of cash flows:

Fair value of net working capital acquired	$2,743,387
Fair value of property and equipment acquired	1,733,300
Purchase price assigned to:
Goodwill	8,984,824
Identifiable intangibles	8,605,000
Stock issued in connection with acquisition, net of registration costs	(6,872,151)
Warrants issued in connection with acquisition	(52,101)
Accrued payment on acquisition	(3,929,949)

Cash Purchase Price	$11,212,310

        The following unaudited pro forma summary represents the consolidated results of operations as if the BCI acquisition had occurred at the beginning of 2002 and excludes the write-off of the purchased in-process research and development. This presentation does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

        For the years ended December 31:

	2003	2002
Net sales	$27,574,422	$22,088,095
Net income	$1,259,854	$1,820,647
Basic income per share	$0.22	$0.32
Diluted income per share	$0.21	$0.31

5.     INCOME TAXES

        On December 31, 2000, the Company had a valuation allowance that fully offset its deferred tax assets due to the uncertainty surrounding the future realization of such assets. During 2001, in connection with the sale of the Gynecology Division (see Note 12), the Company utilized approximately $3.0 million of the NOL carry-forwards. Immediately after the sale of the Gynecology Division, the Company determined that a high degree of certainty existed that its remaining future income tax benefits would be realized as a result of both the current and future income of its remaining business segment. Accordingly, the valuation allowance on the remaining deferred income tax asset was eliminated in the second quarter to reflect the anticipated net deferred tax asset utilization. As a result of eliminating the valuation allowance, the Company recorded an income tax benefit in the second quarter ended June 30, 2001. This income tax benefit had the effect of reducing 2001 income tax expense by approximately $923,000.

        Significant components of the provisions (benefit) for income taxes are as follows:

	2003	2002	2001
Current:
Federal	$634,000	$1,249,000	$157,000
State	95,000	160,000	35,000

	729,000	1,409,000	192,000
Deferred	(802,000)	225,000	(175,000)

	$(73,000)	$1,634,000	$17,000

        The income tax provision (benefit) for 2001 has been presented in the statement of operations as follows:

Discontinued operations	$71,371
Continuing operations	(54,371)

Net tax expense	$17,000

        The appropriate deferred tax effect of each type of temporary difference and carry-forward is:

	2003	2002
Deferreed tax assets
Intangible assets	$1,053,000	$—
Vacation accrual	61,000	54,000
Inventory	68,000	32,000
Other	27,000	14,000

	$1,209,000	$100,000

Deferred tax liabilities
Property and equipment	(457,000)	(150,000)

Net deferred tax assets (liabilities)	$752,000	$(50,000)

        The components giving rise to the net deferred income tax assets (liabilities) described above have been included in the accompanying balance sheets as follows:

	2003	2002
Current assets	$156,000	$100,000
Long-term assets	596,000	(150,000)

Net deferred tax assets (liabilities)	$752,000	$(50,000)

        The total tax expense differs from the expected tax expense, computed by applying the federal statutory rate to the Company's net income, as follows:

	2003	2002	2001
Expected income tax expense	$83,000	$1,572,000	$2,323,000
Change in valuation allowance	—	—	(923,000)
Utilization of NOL carryforwards	—	—	(1,403,000)
State income taxes	4,000	170,000	40,000
Income tax credits	(205,000)	(148,000)	(50,000)
Non-deductible expenses	45,000	40,000	30,000

Net tax expense (benefit)	$(73,000)	$1,634,000	$17,000

6.     FINANCING ARRANGEMENTS

        On October 23, 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5,000,000, which was used to finance a portion of the BCI acquisition, and a $3,000,000 line of credit, all of which was available at December 31, 2003. We closed the previous line of credit in conjunction with this refinancing. The borrowings are secured by substantially all of our assets and also contain certain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. At December 31, 2003, we were in violation of certain of these covenants, due to the $2.7 million write-off of purchased in-process research and development related to the BCI acquisition. On March 18, 2004, the bank waived the covenant violation and amended the agreement which provides, among other things, an extension of the expiration date on the line of credit to April 30, 2005.

        The current line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2005. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no outstanding borrowings under the agreement at December 31, 2003.

2003
Term loan payable to bank in monthly installments of $83,334 plus interest at Libor plus 2.5% (3.67% in December 2003, commencing November 2003 with balance due October 2008	$4,833,332
Less current maturities	(1,000,000)

$3,833,332

        Approximate maturities of long-term debt at December 31, 2003, are as follows:

Years ending December 31,	Amount
2004	$1,000,000
2005	1,000,000
2006	1,000,000
2007	1,000,000
2008	833,332

Total	$4,833,332

7.     LEASES

        The Company is obligated under capital lease agreements for equipment. Future minimum payments under capital leases are as follows:

Years ending December 31,	Amount
2004	$85,359
2005	69,499
2006	4,758

Total minimum lease payments	159,616
Less amounts representing interest imputed at 8.0% to 11.6%	13,325

Present value of net minimum lease payments	146,291
Less current installments	70,793

$75,498

        Capital leases are secured by the equipment underlying the lease. Equipment under capital leases as of December 31, 2003 and 2002 is as follows:

	2003	2002
Equipment	$433,482	$433,482
Less accumulated depreciation	(258,173)	(192,094)

	$175,309	$241,388

        The Company has separate operating leases related to its two facilities. The Delivery Systems Division facility was under an operating lease that expired May 31, 2005, related to 31,337 square feet with a monthly base rent of $14,187. Beginning February 1, 2004, the Company modified the lease to include an additional 7,000 square feet and extended its lease to expire on June 30, 2006. The base rent increases to $17,525 per month from February 2004 thru May 2005 and then increases to $19,276 per month to the end of the lease term. This rent expense will be recognized on a straight-line basis over the term of the lease. The Lead Technologies Division facility is under an operating lease that expires December 31, 2008, related to 27,000 square feet with a monthly base rent of $14,189. The Company also leases certain office equipment under operating leases. Approximate future minimum payments under operating leases are as follows:

Years ending December 31,	Amount
2004	$410,900
2005	427,600
2006	315,500
2007	187,400
2008	178,000

Total minimum lease payments	$1,519,400

        Total rent expense, including operating expenses and real estate taxes, was approximately $299,000, $237,000 and $235,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

8.     SHAREHOLDERS' EQUITY

Warrants
        In connection with the acquisition of the operating assets of BCI, the Company issued warrants to an agent to purchase 10,000 shares of common stock at an exercise price of $8.36 per share that expire on October 23, 2008. The fair value of those warrants, estimated using the Black-Scholes Model, of approximately $52,000 was treated as a cost directly related to the acquisition (see Note 4).

Stock Options
        The Company has four stock option plans: the 1989 Stock Option Incentive Plan, the 1992 Non-Qualified Plan, the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan and the 1999 Stock Option Incentive Plan. Under the four plans, a maximum of 1,780,000 options were designated for grant at prices not less than 85% of fair market value at date of grant if a non-qualified option, or 100% if an incentive option as defined under the Internal Revenue Code. Of these options, approximately 390,500 remain available for future grants. Options vest over periods ranging from two years to five years and the options expire over periods ranging from six to fifteen years after the date of grant.

        As discussed in Note 1 to the financial statements, the Company accounts for employee stock-based compensation under the APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	44.1%	61.3%	57.8%
Risk-free interest rate	3.2%	4.0%	4.8%
Expected life of options (years)	6	6	5

Weighted average fair value of options granted	$2.62	$4.41	$1.93

        Additional information relating to all outstanding options as of December 31, 2003 and 2002 is as follows:

	2003		2002
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Options outstanding, beginning of year	542,900	$5.34	428,900	$2.69
Options granted	338,500	9.63	179,600	11.37
Options exercised	(43,600)	4.16	(36,600)	2.29
Options surrendered	(35,100)	8.53	(29,000)	7.41

Options outstanding, end of year	802,700	$7.07	542,900	$5.34
Options available for grant at end of year	390,500		204,100

Total reserved shares	1,193,200		747,000

        The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding
				Options Exercisable
		Weighted Avg Remaining Contractual Life (Yrs)
Range of Exercise Prices	Number Outstanding at 12/31/03		Weighted Avg Exercise Price	Number Exercisable at 12/31/03	Weighted Avg Exercise Price
$ .81 - $ 2.00	231,800	2.0	$1.48	207,225	$1.46
$ 2.01 - $ 5.00	96,600	2.8	$3.78	48,700	$3.66
$ 5.01 - $10.00	174,400	5.5	$7.62	53,600	$7.68
$10.01 - $15.00	296,700	5.5	$12.09	48,800	$13.53
$15.01 - $18.65	3,200	3.8	$16.67	3,200	$16.67

$ .81 - $18.65	802,700	4.2	$7.07	361,525	$4.44

9.     SIGNIFICANT CUSTOMERS

        We currently have two major customers that account for more than 10% of our sales. One customer accounted for 44%, 67% and 76% of our sales and 24%, 67% and 54% of our accounts receivable at year-end in 2003, 2002 and 2001, respectively. The other customer accounted for 18%, 13% and 10% of our sales and 8%, 6% and 19% of our accounts receivable at year-end in 2003, 2002 and 2001, respectively.

10.   RETIREMENT PLAN

        The Company has a profit-sharing plan (the "Plan") classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company changed its matching in 2000 from 10% to 25% of an employee's contribution, up to a maximum of 5% of the employee's compensation. Matching contributions for the years ended December 31, 2003, 2002 and 2001 were $52,732, $42,852 and $32,501, respectively. The Company's Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan's inception.

11.   LICENSE AGREEMENT

        On September 7, 2001, the Company amended its Development and Licensing Agreement with Med-Design Corporation which provided exclusive marketing rights to Med-Design's center-line retractable safety needle technology for the arterial access market in exchange for a payment of $2,000,000. Previously the Company had exclusive rights only to the venous access market. The $2,000,000 payment to Med-Design consisted of $1,000,000 in cash and $1,000,000 worth of Enpath stock, or 68,027 shares based on the market value of the stock on the effective date of the Addendum. The cost of the licensing rights is being amortized over the estimated useful life of the exclusive rights acquired.

        The agreement, as amended, requires the Company to pay Med-Design royalties on sales of the safety needle product. The royalty fees range from 17 to 20 percent of the net sales price, depending on the sales volume achieved. In order to maintain exclusive rights, the Company must pay royalties on an increasing number of safety needles each year per the Licensing Agreement. The Company paid royalty fees of $169,000 and $160,000 for 2003 and 2002, respectively, of which $91,759 and $143,587 was included in current liabilities at December 31, 2003 and 2002. To maintain these exclusive rights for 2004 in the event that the minimum sales targets are not achieved, the minimum royalty fee due would be approximately $200,000.

12.   SALE OF GYNECOLOGY DIVISION AND DISCONTINUED OPERATIONS

        On April 25, 2001, the Company sold the assets of its Gynecology Division to CooperSurgical, Inc. ("Cooper") for $4,700,000. The agreement called for the Company to continue manufacturing monitors and catheters for Cooper until the end of 2001, at which time Cooper would assume responsibility for manufacturing.

        The Company recognized a gain on the sale summarized as follows:

Gross sales price	$4,700,000
Net assets sold	(1,365,576)
Transaction costs	(437,814)

Gain on sale	$2,896,610

        As a result of this transaction, the Company now operates in one reportable segment. In accordance with accounting principles generally accepted in the United States of America, the financial results for the Gynecology segment are reported as "Discontinued Operations." Sales for the Gynecology segment for the twelve-month period ended December 31, 2001 were $2,770,872.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.
        The Company's Chief Executive Officer and Chief Financial Officer, James D. Hartman, has reviewed the Company's disclosure controls and procedures at the end of the period covered by this report. Based upon this review, this officer believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to him by others within the Company.

(b) Changes in Internal Controls.
        There have been no significant changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect the registrant's internal control over financial reporting.

PART III

Item 10 Directors and Executive Officers of the Registrant

        The information required by Item 10 concerning the executive officers and directors of the Company is incorporated herein by reference to the following sections of the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on April 29, 2004 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

  •
  Ownership of Voting Securities by Principal Holders and Management

  •
  Proposal 1—Election of Board of Directors

  •
  Nominees for Election of Directors

  •
  Audit Committee

  •
  Executive Officers of the Company

  •
  Executive Compensation

  •
  Section 16(a) Beneficial Ownership Reporting Compliance

  •
  Corporate Governance and Board Matters—Code of Ethics and Business Conduct.

        A copy of our Code of Ethics and Business Conduct is available by writing to our Investor Relations Department at:

  Enpath Medical, Inc.
  Investor Relations Department
  15301 Highway 55 West
  Plymouth, Minnesota 55447
  investorrelations@enpathmed.com

Item 11 Executive Compensation

        The information required by Item 11 is incorporated herein by reference to the section of the Company's 2004 Proxy Statement titled "Executive Compensation and Other Information," except that information under the subsections titled "Compensation Committee Report," "Comparative Stock

Performance" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" is not incorporated by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated herein by reference to the section of the Company's 2004 Proxy Statement titled "Security Ownership of Certain Beneficial Owners and Management—Summary Ownership Table."

Other Information Regarding Equity Compensation Plans
        The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2003. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
1989 Stock Option Incentive Plan	96,700	$1.41	0
1999 Stock Option Incentive Plan	500,000	$9.03	364,500
1999 Non-Employee Director and Medical Advisory Board Stock Option Plan	118,500	$7.56	26,000
Equity compensation plans not approved by shareholders:
1991 Non-Qualified Plan	87,500	$1.48	0

Totals	802,700	$7.07	390,500

Item 13 Certain Relationships and Related Transactions

        None.

Item 14 Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to the section of the Company's 2004 Proxy Statement titled "Principal Accountant Fees and Services".

PART IV

Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Documents Filed as Part of This Report

        1.    FINANCIAL STATEMENTS.    See Item 8 above.

        2.    FINANCIAL STATEMENT SCHEDULES:
                        Opinion on financial statement schedules
                        Schedule II—Valuation and Qualifying Accounts

        3.    EXHIBITS.    See "Exhibit Index" on page following signatures.

(b)   Reports on Form 8-K

        The following Current Reports on Form 8-K were filed or furnished during the fourth quarter of 2003 through March 17, 2004.

  •
  On October 22, 2003, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the third quarter 2003 earnings press release.

  •
  On October 23, 2003, the Company filed a Current Report on Form 8-K to report under Item 2 the acquisition of substantially all of the assets of BIOMEC Cardiovascular Inc. and certain of the assets of BIOMEC Inc. pursuant to the Asset Purchase Agreement dated July 21, 2003 and file a copy of the Company's press release issued in connection therewith. The Company also furnished under Item 9 a copy of a slide presentation to be used by the Company's President at investor conferences and individual investor meetings beginning on October 23, 2003.

  •
  On October 29, 2003, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the transcript for the Company's third quarter 2003 earnings conference call held on October 22, 2003.

  •
  On January 6, 2004, the Company filed an Amended Report on Form 8-K/A to file the audited and unaudited financial statements and pro forma financial information required by Item 7 of Form 8-K in connection with its October 2003 acquisition of substantially all of the assets of BIOMEC Cardiovascular Inc. and certain of the assets of BIOMEC Inc. pursuant to the Asset Purchase Agreement dated July 21, 2003.

  •
  On January 26, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 5 a copy of the press release announcing the name change to Enpath Medical, Inc., along with preliminary fourth quarter and year-end results.

  •
  On February 2, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 5 a copy of the press release announcing the name change to Enpath Medical, Inc., along with the Articles and Plan of Merger.

  •
  On February 18, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the year end 2003 earnings press release, a copy of the transcript for the Company's year-end 2003 conference call and a copy of the summary financial statements at December 31, 2003.

  •
  On March 5, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 5 a copy of the press release announcing the establishment of a price range for the stock on the 2004 Contingent Payment to be made in connection with our acquisition of BIOMEC Cardiovascular Inc. in October 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Enpath Medical, Inc.
Date: March 22, 2004	By:	/s/ JAMES D. HARTMAN Chairman, Chief Executive Officer and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date
/s/ JAMES D. HARTMAN	Chairman, Chief Executive Officer and Chief Financial Officer	03/22/04
/s/ THOMAS L. AUTH	Director	03/22/04
/s/ MICHAEL D. DALE	Director	03/22/04
ALBERT EMOLA	Director
/s/ TREVOR O. JONES	Director	03/22/04
/s/ RICHARD F. SAUTER	Director	03/22/04

EXHIBIT INDEX

Exhibit #	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-108404)
3.3	By-laws of the Company
*10.1
Employment Agreement dated February 19, 1996, between the Company and James D. Hartman (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).
*10.2
Employment Agreement dated August 22, 2003 between the Company and Vincent P. Owens (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
*10.3
Employment Agreement dated August 22, 2003 between the Company and James L. Mellor (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
*10.4	Enpath Medical, Inc. 1991 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-57944)).
*10.5	Enpath Medical, Inc. 1999 Stock Option Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-109875)
*10.6
Enpath Medical, Inc. 1996 Non-Employee Director and Medical Advisory Board Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-57942)).
*10.7
Enpath Medical, Inc. 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-62560)).
**10.8
Supply Agreement, dated October 11, 2002, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)
10.9
Lease Agreement, dated January 31, 2000, between the Company and Jagodzinski Properties. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000)
10.10
Development and licensing agreement for safety "Seldinger" needle device between Med-Design Corporation and Enpath Medical, Inc., dated August 25, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 25, 2000)
**10.10.1
Addendum number one to development and licensing agreement for safety "Seldinger" needle device between Med-Design Corporation and Enpath Medical, Inc., dated September 7, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 dated October 16, 2001)
10.11
Development and licensing agreement for safety introducer between Med-Design Corporation and Enpath Medical, Inc., dated August 25, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 25, 2000)

10.12
Revolving Credit and Term Loan Agreement dated October 17, 2003 between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.13
Term Promissory Note dated October 17, 2003 in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14
Revolving Promissory Note dated October 17, 2003 in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.15
Security Agreement dated October 17, 2003 between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.16
Third Party Security Agreement dated October 17, 2003 between the Company's wholly owned subsidiary and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.17	Letter Amendment No. 1 dated March 18, 2004, to the Revolving Credit and Term Loan Agreement dated as of October 17, 2003 between the Company and M&I Marshall & Ilsley Bank.
21.1	Subsidiaries of the Registrant—The Company has one subsidiary, Enpath Lead Technologies, Inc., a Minnesota corporation.
23.1	Consent of McGladrey & Pullen, LLP.
31	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934).
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

*
Indicates a management contract or compensatory plan or arrangement

**
Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Enpath Medical, Inc.
Minneapolis, Minnesota

        Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                      /s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 21, 2004 (except for Note 6, as to which the date is March 18, 2004)

Enpath Medical, Inc. and Subsidiary
Schedule II—Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2001:
Accounts receivable allowances:
Allowance for doubtful accounts	$15,226	$12,000	$0	$5,282	$21,944

Inventory allowance:
Allowance for slow-moving inventory	$40,000	$81,955	$0	$30,855	91,100

Deferred income taxes:				Note 1
Deferred tax asset valuation allowance	$2,694,000	0	0	$2,694,000	$0

Year ended December 31, 2002:
Accounts receivable allowances:
Allowance for doubtful accounts	$21,944	$38,056	$0	$0	$60,000

Inventory allowance:
Allowance for slow-moving inventory	$91,100	$12,000	$0	$44,201	58,899

Year ended December 31, 2003:
Accounts receivable allowances:			Note 2
Allowance for doubtful accounts	$60,000	$0	$20,407	$10,417	$69,990

Inventory allowance:			Note 2
Allowance for slow-moving inventory	$58,899	$24,321	$72,175	$0	$155,395

Notes

1.
Reduction was the result of our utilization of NOL carry forwards after the sale of the Gynecology Division.

2.
Acquired in acquisition of BCI