Form 10-Q
period 2004-03-31
ENPATH MEDICAL INC
filed 2004-05-12
CIK 833140

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes     ☐     No     ☒

The number of shares of Registrant’s common stock outstanding on May 10, 2004 was 5,878,676.

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$282,668	$1,067,935
Accounts receivable, less allowance for doubtful accounts of $70,000 and $70,000, respectively	3,504,239	4,122,570
Inventories, less allowance for slow-moving inventory of $132,000 and $155,000, respectively	3,596,943	3,738,853
Prepaid expenses and other assets	404,054	215,377
Income taxes receivable	—	99,931
Deferred income taxes	156,000	156,000
Total current assets	7,943,904	9,400,666

Property and equipment:
Equipment	7,203,419	7,162,779
Office furniture, fixtures and computers	1,500,941	1,426,714
Leasehold improvements	1,450,287	1,448,678
	10,154,647	10,038,171
Less accumulated depreciation and amortization	(3,569,098)	(3,176,423)
Net property and equipment	6,585,549	6,861,748

Intangible and other assets:
Goodwill	9,078,619	8,984,824
Intangible assets with finite lives, net	7,561,463	7,717,656
Deferred income taxes	596,000	596,000
Total intangible and other assets	17,236,082	17,298,480

TOTAL ASSETS	$31,765,535	$33,560,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of note payable to bank	$1,000,000	$1,000,000
Current installments of capital lease obligations	70,793	70,793
Accounts payable	821,372	731,390
Accrued compensation	604,113	642,536
Other accruals	299,187	287,102
Accrued acquisition payments	120,000	2,110,476
Income taxes payable	24,899	—
Total current liabilities	2,940,364	4,842,297

Long-term liabilities:
Notes payable to bank, less current maturities	3,583,330	3,833,332
Capital lease obligations, less current installments	57,259	75,498
Accrued acquisition payments	—	1,819,473
Total long-term liabilities	3,640,589	5,728,303

Total liabilities	6,580,953	10,570,600

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and outstanding 5,873,473 and 5,703,526 shares, respectively	58,735	57,035
Additional paid-in capital	21,124,046	19,204,591
Retained earnings	4,001,801	3,728,668
Total shareholders’ equity	25,184,582	22,990,294

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,765,535	$33,560,894

See accompanying condensed notes to consolidated financial statements

Consolidated Income Statements (Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net sales	$7,297,054	$4,667,323
Cost of sales	4,528,820	2,596,681
Gross profit	2,768,234	2,070,642

Operating expenses:
Research and development	1,046,703	358,000
Selling, general and administrative	1,276,080	719,326
Total operating expenses	2,322,783	1,077,326

Operating income	445,451	993,316

Other expense (income):
Interest expense	47,665	4,619
Interest income	(1,395)	(15,082)
Other	(3,283)	3
Total other expense (income)	42,987	(10,460)

Income before income taxes	402,464	1,003,776
Income tax expense	(129,331)	(371,397)
Net income	$273,133	$632,379

Earnings per share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13

Weighted average common and common equivalent shares outstanding:
Basic	5,718,653	4,727,944
Diluted	6,048,947	4,958,429

See accompanying condensed notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2004			Additional Paid-In Capital	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balances at December 31, 2003	5,703,526	$57,035	$19,204,591	$3,728,668	$22,990,294
Options exercised	36,359	364	101,318	—	101,682
Stock issued for contingent payment	133,588	1,336	1,818,137	—	1,819,473
Net income for the three month period ended March 31, 2004	—	—	—	273,133	273,133
Balances at March 31, 2004 (Unaudited)	5,873,473	$58,735	$21,124,046	$4,001,801	$25,184,582

See accompanying condensed notes to consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$273,133	$632,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	631,928	253,533
Changes in operating assets and liabilities:
Accounts receivable	618,331	58,252
Inventories	141,910	(237,555)
Prepaid expenses and other assets	(188,677)	4,611
Income taxes receivable	99,931	—
Accounts payable	89,982	77,559
Accrued expenses	(26,338)	(324,257)
Income taxes payable	24,899	(986,719)
Net cash provided by (used in) operating activities	1,665,099	(522,197)

Cash flows from investing activities:
Purchase of property and equipment, net of retirements	(116,476)	(386,962)
Additions to intangible assets	(176,855)	(19,621)
Additional cash paid for acquisition	(1,990,476)	—
Net cash used in investing activities	(2,283,807)	(406,583)

Cash flows from financing activities:
Principal payments on capital lease obligations	(18,239)	(16,722)
Principal payments on long-term debt	(250,002)	—
Proceeds from exercise of options and warrants	101,682	11,832
Net cash used in financing activities	(166,559)	(4,890)

Net decrease in cash and cash equivalents	(785,267)	(933,670)

Cash and cash equivalents, beginning of period	1,067,935	7,304,362

Cash and cash equivalents, end of period	$282,668	$6,370,692

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$47,665	$4,619
Cash paid during the period for income taxes	$4,500	$1,358,116

Supplemental schedule of noncash investing activity:
Common stock issued in payment of contingent purchase price	$1,819,473	$—

See accompanying condensed notes to consolidated financial statements

Condensed Notes to Financial Statements

Three Months Ended March 31, 2004

(Unaudited)

1.  Basis of presentation

The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading.  These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The financial statements presented herein as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.  Inventories consist of the following:

	March 31, 2004	December 31, 2003
Purchased parts and subassemblies	$2,216,184	$2,284,699
Work in process	877,281	921,934
Finished goods	503,478	532,220
Total Inventories	$3,596,943	$3,738,853

3.  Finite Life Intangible Assets

Finite life intangible assets at December 31, 2003 and March 31, 2004 are as follows:

		December 31, 2003
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value
Licensed technology	8	$2,047,894	$543,224	$1,504,670
Core technology	12	2,650,000	36,806	2,613,194
Developed technology	8	1,500,000	31,250	1,468,750
Customer relationships	6	615,000	17,084	597,916
Patents and inventions	5 to 9	1,060,146	154,813	905,333
Trade name	30	545,000	3,028	541,972
Other	5 to 10	88,395	2,574	85,821
Totals		$8,506,435	$788,779	$7,717,656

		March 31, 2004
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value
Licensed technology	8	$2,047,894	$605,919	$1,441,975
Core technology	12	2,650,000	92,015	2,557,985
Developed technology	8	1,500,000	78,125	1,421,875
Customer relationships	6	615,000	42,710	572,290
Patents and inventions	5 to 9	1,141,512	195,117	946,395
Trade name	30	545,000	7,570	537,430
Other	5 to 10	90,089	6,576	83,513
Totals		$8,589,495	$1,028,032	$7,561,463

Amortization expense related to these assets is as follows:

Quarter ended March 31, 2004	$239,253
Quarter ended March 31, 2003	$71,952
Year ended December 31, 2003	$411,773

Estimated amortization expense for these assets over the next five fiscal years is as follows:

Nine months ending December 31, 2004	$722,000
Year ending December 31, 2005	$963,000
Year ending December 31, 2006	$963,000
Year ending December 31, 2007	$921,000
Year ending December 31, 2008	$863,000

4.  Net income per share

Basic per-share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is not dilutive.

5.  Income Taxes

Income tax expense for the first quarter ended March 31, 2004, was computed using an estimated combined federal and state tax rate of 32%.  A combined rate of 37% was used for the quarter ended March 31, 2003.  The overall tax rate is expected to remain at approximately 32% for the remainder of 2004 due to the availability of research and development tax credits.

6.  Employee Stock Based Compensation

At March 31, 2004, the Company had two stock-based employee compensation plans.  The Company accounts for those plans under the APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Quarter Ended
	March 31, 2004	March 31, 2003
Net income - as reported	$273,133	$632,379
Deduct: Total stock-based employee compensation (Expense determined under the fair value based method for all awards)	(205,713)	(112,979)
Pro forma net income	$67,420	$519,400

Net income per share:
Basic net income per share - as reported	$0.05	$0.13
Basic net income per share - pro forma	$0.01	$0.11
Diluted net income per share - as reported	$0.05	$0.13
Diluted net income per share - pro forma	$0.01	$0.10

Weighted average common shares outstanding
Basic	5,718,653	4,727,944
Diluted	6,048,947	4,958,429

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

On October 23, 2003, we completed our acquisition of the operating assets of BIOMEC Cardiovascular, Inc. (“BCI”) from BIOMEC Inc. and began to operate the acquired business through a wholly-owned subsidiary entitled Enpath Lead Technologies, Inc. (“ELT”).  We began including ELT’s results in our consolidated financial statements on October 24, 2003.  On February 2, 2004 we changed our name from Medamicus, Inc. to Enpath Medical, Inc.

Enpath Medical, Inc. is comprised of two operating divisions:  The Enpath Delivery Systems Division (“EDS”, formerly Medamicus, Inc.) and the Enpath Lead Technologies Division (ELT, formerly BCI).  The divisions are aggregated into one reportable segment: the manufacture and sale of medical devices.  The divisions have similar technology, manufacturing, customers and regulatory activities and we have already combined the sales and marketing activities of the two divisions.  We will conduct joint research and development activities, where appropriate, to take advantage of opportunities in product development.  Our revenues are primarily derived from the design, development, manufacture and marketing of medical devices.

The table below shows the breakdown of the purchase price we have paid to date to acquire the operating assets of BCI and how we have assigned it to our assets and liabilities:

Purchase Price Summary

Amount
Initial payment (cash and stock)	$17,010,000
Working capital adjustment	897,000
Direct acquisition costs	1,223,000
First contingent payment (cash and stock)	3,032,000
Total Consideration	$22,162,000

Values Assigned to Assets & Liabilities

Amount
Current assets	$3,756,000
Current liabilities	(1,011,000)
Property & equipment	1,733,000
Acquired in-process R&D	2,650,000
Identifiable intangibles	5,955,000
Goodwill	9,079,000
Net Assets Acquired	$22,162,000

We wrote off the $2,650,000 of acquired in-process R&D in the fourth quarter of 2003 and the $5,955,000 of identifiable intangibles will be amortized over the next five to thirty years.  For the three months ended March 31, 2004, our Lead Technologies Division expenses were increased as follows as a result of this amortization: cost of goods sold - $54,633, general and administrative expenses - $29,376, sales and marketing expenses - $4,542 and research and development expenses - $64,911.

We have one contingent payment remaining to BIOMEC Inc. that is due on March 31, 2005, based on the proprietary sales of ELT for 2004 minus the proprietary sales of ELT for 2003, multiplied by two.  We currently estimate that this payment will be in the $6 to $8 million range and will be paid 20% in cash and 80% in stock.  The number of shares to be issued will be determined by the market price of the stock in early 2005, but the stock, for purposes of determining the number of shares to be issued, will be valued at no less than $11.56 per share and no more than $15.63 per share.  The amount of the contingent payment will be added to goodwill and we will begin to accrue for the associated liability after ELT has surpassed its 2003 proprietary product sales level.

Combined Summary First Quarter 2004 Compared to First Quarter 2003

	Q1 2004
	EDS	ELT	Consolidated	Q1 2003 (1)	Change	% Change
Revenues	$4,871,180	$2,425,874	$7,297,054	$4,667,323	$2,629,731	56.3%

Gross profit	2,256,340	511,894	2,768,234	2,070,642	697,592	33.7%

Expenses
Research & development	619,407	427,296	1,046,703	358,000	688,703	192.4%
Sales & marketing	161,035	206,096	367,131	218,107	149,024	68.3%
General & administrative	641,045	267,904	908,949	501,219	407,730	81.3%
Interest, other	50,998	(8,011)	42,987	(10,460)	53,447	-511.0%
Total Expenses	1,472,485	893,285	2,365,770	1,066,866	1,298,904	121.7%
Income before tax	783,855	(381,391)	402,464	1,003,776	(601,312)	-59.9%
Income tax (expense) benefit	(250,094)	120,763	(129,331)	(371,397)	242,066	-65.2%
Net income (loss)	$533,761	$(260,628)	$273,133	$632,379	$(359,246)	-56.8%

EPS-diluted			$0.05	$0.13

Wtd avg shares outstanding			6,048,947	4,958,429

(1)  Q1 2003 consisted of the EDS division only

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Delivery Systems Division (EDS)

Net sales were $4,871,180 for the three months ended March 31, 2004, compared to $4,667,323 for the three months ended March 31, 2003, representing a 4.4% increase.

Sales of our core introducer products increased 5.9% to $3,741,631 for the three months ended March 31, 2004, compared to $3,532,098 for the three months ended March 31, 2003.  This increase was primarily due to continued growth in sales to both new and existing customers.  While we experienced modest sales growth in our introducer products during the first quarter, we are expecting to see more rapid sales growth as we re-launch our FlowGuard™ valved introducer to the marketplace early in the second quarter of 2004.

Sales of our advanced delivery products increased 28.5% to $707,225 for the three months ended March 31, 2004, compared to $550,371 for the three months ended March 31, 2003.  This increase was primarily due to shipments of slitters to Medtronic that are used as an accessory item for its InSync™ pacing device to treat congestive heart failure.  We anticipate that our overall advanced delivery product sales will be flat or slightly lower in 2004 compared to 2003, reflecting an expected decline in Medtronic component sales, off-set by new advanced delivery product roll-outs.  We are currently working on a number of development projects related to advanced delivery products with a variety of companies.  We are conducting the product development work and incorporating some portions of our own intellectual property in each of these projects.  Each relationship is typically accompanied by a supply agreement that would provide us an additional revenue stream if the final product is commercialized.

Sales of our safety products increased 18.6% to $175,571 for the three months ended March 31, 2004, compared to $148,051 for the three months ended March 31, 2003.  This increase was primarily due to increased sales to Cook Incorporated.  On April 24, 2003, we announced a supply agreement with Cook under which we appointed Cook the exclusive distributor of our single pack Axia RSN™ safety needles in the United States.  We shipped a small initial order of safety needles to Cook during the third and fourth quarters of 2003.  We expect safety product sales to accelerate in 2004 as we begin to ramp up shipments of safety needles to Cook under the new supply agreement.  We also shipped small quantities of needles to a number of potential customers to begin their evaluation of the product.

Other sales, consisting of contract manufacturing, engineering services and freight charges were $246,753 for the three months ended March 31, 2004, compared to $436,803 for the three months ended March 31, 2003.  This decrease was primarily due to decreased engineering service sales, as well as decreased contract manufacturing sales during the quarter.

Total gross profit increased 9.0% to $2,256,340 for the three months ended March 31, 2004, compared to $2,070,642 for the three months ended March 31, 2003.  Total gross profit as a percent of sales increased from 44.4% in 2003 to 46.3% in 2004, primarily due to improved margins on our safety products compared to 2003.  During the first quarter of 2003 we had to manufacture many of our safety needles by hand due to ramp-up issues associated with qualifying our automated safety needle assembly equipment.  We also saw improved margins on introducer and advanced delivery products compared to 2003 due to product mix and better manufacturing efficiencies.  While we were pleased with our progress on gross profit, we still have relatively high fixed costs related to the amortization of our investment in obtaining the rights to the arterial safety needle market, as well as depreciation on the automated safety needle assembly equipment, as compared to sales of safety needles.  We expect some improvement in our margins later in 2004 but would not expect to get back to our targeted margins of 48% until the FlowGuard is fully launched and safety needle sales increase to higher levels than currently attained.

Lead Technologies Division (ELT)

Because we did not acquire the assets of this division until October 23, 2003, the comparative numbers shown for 2003 were taken directly from the unaudited records of BCI and are shown in order to give a point of reference to the current year results.

Sales of our proprietary products, consisting of implantable stimulation leads, lead delivery systems and adaptors were $1,080,212 for the three months ended March 31, 2004, compared to $738,819 for the three months ended March 31, 2003, representing a 46.2% increase.  This increase was primarily due to the continuing growth in the Cardiac Resynchronization Therapy (“CRT”) market and the increased use of epicardial leads in these procedures.  We also commenced production of several new IS-1 adaptors.  We expect sales in the second quarter to be comparable to the second quarter of 2003 but to increase over the first quarter of 2004 as our largest customer has informed us that it is reducing its orders to adjust an inventory imbalance situation.  Sales in the third and fourth quarters should accelerate as we introduce our new steroid lead and delivery system.

Sales of our contract manufacturing products, consisting primarily of lead accessories, were $1,333,768 for the three months ended March 31, 2004 compared to $1,058,867 for the three months ended March 31, 2003, representing a 26.0% increase. Although sales increased compared to one year ago, sales were down $365,023 compared to the period from October 24, 2003 to December 31, 2003, primarily due to our largest customer reducing its orders to adjust an inventory imbalance situation.  While we expect that sales in the second quarter will be comparable to the first quarter, we are planning to discontinue a significant low margin contract manufacturing project in the second quarter that will result in a slight reduction in contract manufacturing sales in the second half of the year.

Other sales consisting of our contract development work and freight were $11,896 for the three months ended March 31, 2004 compared to $77,705 for the three months ended March 31, 2003.  This decrease was primarily caused by an increased focus on proprietary sales opportunities and less focus on contract development.  We anticipate that sales in this category will grow less rapidly during the remainder of the year due to the discontinuance of several contract manufacturing projects with low gross margins.

Gross profit totaled $511,894 or 21.1% of sales for the three months ended March 31, 2004, compared to $546,555 or 29.1% of sales for the three months ended March 31, 2003.  The slowdown in orders from our largest customer and yield issues related to the ramp-up of several new adaptors contributed to the lower margins.  In addition, gross profits were affected by the amortization of identifiable intangible assets totaling $54,633 during the quarter.  Going forward, we expect to see our gross profit increase as a percentage of sales due to the launch of proprietary product lines in the second half of the year.

EDS and ELT Combined Expenses

Research and development expenses were $1,046,703 or 14.3% of sales for the three months ended March 31, 2004 compared to $358,000 or 7.7% of sales for the same period in 2003.  Included in the 2004 amount was $64,911 of identifiable intangible asset amortization related to the acquisition.  As we discussed in our Form 10-K for the year ended December 31, 2003, we are anticipating higher than normal research and development expenditures in the first half of 2004 related primarily to our work on validating the improved performance of our anti-inflammatory steroid epicardial lead and submitting our Food and Drug Administration marketing approval application.  The Delivery Systems Division has been working aggressively on its family of proprietary advanced delivery introducers, as well as development work related to our partnerships with a number of other medical device companies working on therapies that will utilize our delivery systems.  We expect company-wide research and development expenditures in the second quarter to be comparable to the first quarter, and then to align more closely with our overall target of 10 percent of by the fourth quarter of 2004.

Sales and marketing expenses were $367,131 or 5% of sales for the three months ended March 31, 2004 compared to $218,107 or 4.7% of sales for the three months ended March 31, 2003.  On March 31, 2004 we announced the formation of a single sales and marketing group for our two divisions and named James Mellor as Senior Vice President with overall responsibility for that effort.  James Reed was appointed to the new position of Director of Sales for the combined group.  We do not expect cost savings as a result of putting the two groups together, but rather a more focused and effective sales effort, especially with the large cardiac rhythm management companies.  Overall, we expect sales and marketing expenses to approximate 5% of sales for 2004.

General and administrative expenses increased to $908,949 for the three months ended March 31, 2004, compared to $501,219 for the three months ended March 31, 2003.  Included in the 2004 amount was $29,376 of identifiable intangible asset amortization related to the BCI acquisition.  This 2004 increase was primarily due to increased spending on salaries, accounting and legal services, investor relations, name change and corporate combination activities.  Compliance with Sarbanes-Oxley requirements has increased our accounting and legal costs significantly, and we expect these higher costs to continue in 2004 and beyond.  We also have increased our investor relations activities in conjunction with our corporate name change in order to convey our story to a growing group of investors.  Finally, we have incurred additional costs and expenses in connection with the integration of our new division.

Interest income decreased $13,687 and interest expense increased $43,046 for the three months ended March 31, 2004 compared with the same period in 2003.  Interest income decreased primarily due to lower cash balances resulting from the use of our cash to fund the BCI acquisition.  Interest expense increased primarily due to the interest payments on the October 2003 $5.0 million note payable used to help fund the BCI acquisition.

Finally, we regularly grant incentive stock options to our employees pursuant to our shareholder-approved Enpath Medical, Inc. 1999 Stock Option Incentive Plan.  During the three month period ended March 31, 2004, we granted options from this plan to purchase a total of 98,700 shares of our common stock.  Of this total, Enpath Medical officers James D. Hartman, Mark C. Kraus and Michael D. Erdmann received grants of 20,000 shares, 10,000 shares and 5,000 shares, respectively, on February 11, 2004, at a price of $13.60 per share, which was the last sale price of the stock on that date.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2004 was $1,665,099, consisting of net income of $273,133, adjusted for non-cash items of depreciation and amortization of $631,928, plus a net change in operating assets and liabilities of $760,038.  Accounts receivable decreased $618,331 and inventory decreased $141,910, primarily due to lower sales at ELT during the quarter compared to the fourth quarter of 2003.

Net cash used in investing activities for the three months ended March 31, 2004 was $2,283,807.  Equipment was purchased totaling $116,476 and we had additions to intangible assets of $176,855.  We also paid BIOMEC Inc. an additional $1,990,476 in cash as part of the first contingent payment related to the acquisition.

Net cash used in financing activities for the three months ended March 31, 2004 was $166,559.  We made note payments in the amount of $250,002, capital lease payments of $18,239 and received cash upon the exercise of options of $101,682.

As a result, our cash and cash equivalents were $282,668 as of March 31, 2004 compared to $1,067,935 at December 31, 2003.  Working capital increased from $4,558,369 as of December 31, 2003 to $5,003,540 as of March 31, 2004.

We currently have two major customers that account for more than 10% of our sales.  One customer accounted for 37% and 56% of our sales and 27% and 57% of our accounts receivable and a second customer accounted for 17% and 22% of our sales and 16% and 16% of our accounts receivable for the three months ended March 31, 2004 and 2003, respectively.

On October 23, 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5.0 million, used to finance a portion of the BCI acquisition, and a $3.0 million line of credit, all of which was available at March 31, 2004.  We closed the previous line of credit in conjunction with this refinancing.  The borrowings are secured by substantially all of our assets and also contain certain financial covenants that must be met on a quarterly basis.  The agreement also prohibits the payment of dividends without the consent of the lender.

Payments on the term loan consist of monthly principal payments of $83,334 plus interest at Libor plus 2.5%.  These payments commenced in November 2003.  The line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2005.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no outstanding borrowings under the line of credit at March 31, 2004.  This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 03/31/04	Date of Expiration
Line of credit	$3,000,000	$0	April 30, 2005

A summary of our contractual cash obligations at March 31, 2004 is as follows:

	Payments due by period
Contractual Obligations	Total	2004	2005	2006	2007	2008
Long-term debt, including interest	$5,108,741	$929,412	$1,191,682	$1,090,740	$1,049,782	$847,125
Operating leases	$1,431,557	312,775	428,880	318,541	190,406	180,955
Total contractual cash obligations	$6,540,298	$1,242,187	$1,620,562	$1,409,281	$1,240,188	$1,028,080

While we believe that we have sufficient resources with our current cash flow from operations and the existing credit facility to make payments required under the acquisition and to fund our planned operations for fiscal 2004, there is no assurance that we will not need additional capital in the future.  Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.

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

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable.  Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.   We have not experienced significant bad

debts expense and our reserve for doubtful accounts of $70,000 should be adequate for any exposure to loss in our March 31, 2004 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for excess and slow-moving inventories and believe the reserve of $132,000 at March 31, 2004 is adequate.

Valuation of Goodwill and Long-Lived Assets including Intangible Assets with Finite Lives

As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The test for impairment of finite life assets requires us to make estimates of the fair value of our long-lived assets, primarily based on projected future cash flows using discount rates determined by management to be commensurate with the risk inherent in the current business model or another valuation technique. For indefinite life intangibles, we determine whether the carrying amount of the reporting unit’s net assets exceeds its expected future cash flows.  If we determine that the carrying value of these assets may not be recoverable, we will be required to reduce the valuation of these assets on our financial statements.  Significant assets include the following:

Goodwill

The estimate of the fair value of the goodwill that resulted from our recent acquisition of BCI is one of the more significant estimates based on the judgment required in projecting future cash flows as well as considering both the current amount recorded, approximately $9.1 million, and its possible increase of $6 to $8 million, if a second contingent purchase payment is required.

Safety Needle

The realization of our investments in the license agreement and manufacturing equipment related to the safety needle (aggregate investment of approximately $3.2 million at March 31, 2004) is dependent upon attaining a sustained level of sales of this product.  We currently are comfortable projecting a level of future sales that is more than sufficient to allow us to fully realize the investments we have made in the safety needle product.  However, if actual sales fail to reach these levels, our investments made in this product may not be fully realizable in the future.

Other Intangibles with Finite Lives

Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $7.5 million at March 31, 2004, including $1.4 million related to license technology for the safety needle included in the figure above) are being amortized on a straight-line method over their estimated useful lives, ranging from 3 to 30 years.

Allocation of Purchase Price Paid for the BCI Acquisition

As a result of our acquisition of BCI, we were required to allocate the consideration paid for BCI between tangible assets, identifiable intangible assets, including in-process research and development (IPR&D), and goodwill.  The value assigned to IPR&D was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability.  We were required to make significant estimates to determine the portion of the purchase price allocated to IPR&D and other intangible assets. We engaged an independent valuation firm to assist in the determination of the fair values of the intangible assets.  The amount of the purchase price allocated to IPR&D and other intangible assets was determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rates used in calculating the present value of the various intangibles was in accordance with accepted valuation methods and for IPR&D also included the consideration of the risks of not achieving commercial feasibility. The goodwill that resulted from this acquisition represents the excess of the total purchase price over the fair value of the total tangible and identifiable intangible net assets acquired.

Forward Looking Statements

Statements included in this Quarterly Report on Form 10-Q, in our annual and quarterly reports, in filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.   Certain important factors could cause results to differ materially from those anticipated by some of these statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.  A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 entitled “Risk Factors.”  All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements.  Additional factors that could cause results to differ materially are the following:  our ability to successfully integrate the BCI operation; our dependence upon a limited number of key customers for our revenue; our ability to complete development of our steroid epicardial lead and delivery tool; our ability to find distribution partners for our Myopore Rx™ steroid lead and Fastac Flex™ delivery tool; our dependence upon licensing agreements with third parties for the technology underlying some of our products, especially the safety needle; our ability to negotiate and enter into safety needle supply agreements with major medical device companies and our ability and that of our customers to achieve market acceptance of the safety needle; our ability to effectively manufacture our safety needle using our automated safety needle assembly equipment in anticipated required quantities; our ability to develop or acquire new products to increase revenues; our ability to attract and retain key personnel; introduction of competitive products; patent and government regulatory matters; economic conditions; and our ability to raise capital.  All our forward-looking statements, whether written or oral are expressly qualified by these cautionary statements.  In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, James D. Hartman, has reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon his review, he believes that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company that is required to be disclosed is made known to him by others in the Company.

(b) Changes in Internal Controls.

There were no significant changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

(a).  The Company held its annual meeting of shareholders on April 29, 2004.

(b).  The Company solicited proxies from its shareholders to vote on the following items:

•                  To elect six directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected.

•                  To ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the fiscal year ending December 31, 2004.

A total of 4,675,574 votes were cast in person or by proxy at the annual meeting and the vote counts were as follows:

Proposal	For	Against	Withhold	Abstain	Non Vote
Election of Directors
Thomas L. Auth	4,360,766	—	314,808	—	—
Michael D. Dale	4,477,266	—	198,308	—	—
Albert Emola	4,489,626	—	185,948	—	—
James D. Hartman	4,444,774	—	230,800	—	—
Trevor O. Jones	4,476,766	—	198,808	—	—
Richard F. Sauter	4,457,891	—	217,683	—	—

Ratify Auditors	4,519,684	135,900	—	19,990	—

Accordingly, each nominee was elected to serve as a director and the appointment of McGladrey & Pullen, LLP as the Company’s independent auditor was ratified.

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a)  Exhibits:

•                  Exhibit 31:  Certification of principal executive officer and principal financial officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

•                  Exhibit 32:  Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)  Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the first quarter of 2004 through May 10, 2004:

•                  On January 6, 2004, the Company filed an Amended Current Report on Form 8-K/A dated October 23, 2003 to file the audited and unaudited financial statements and pro forma financial information required by Item 7 of Form 8-K in connection with its October 2003 acquisition of substantially all of the assets of BIOMEC Cardiovascular Inc. and certain of the assets of BIOMEC Inc. pursuant to the Asset Purchase Agreement dated July 21, 2003.

•                  On January 26, 2004, the Company filed a Current Report on Form 8-K dated January 21, 2004 to furnish under Item 5 a copy of the press release announcing the Company’s name change to Enpath Medical, Inc., along with preliminary fourth quarter and year-end results.

•                  On February 2, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 5 and Item 12 a copy of the press release announcing the effectiveness of its name change to Enpath Medical, Inc.

•                  On February 18, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the year end 2003 earnings press release, a copy of the statement of James D. Hartman, Chief Executive Officer of Enpath Medical, Inc., and other officers of the Company in connection with the Company’s year-end 2003 conference call, and a copy of the summary financial statements at December 31, 2003.

•                  On March 5, 2004, the Company filed a Current Report on Form 8-K dated March 3, 2004 to furnish under Item 5 a copy of the press release announcing the establishment of a price range for the stock on the Second Contingent Payment to be made in connection with the Company’s acquisition of BIOMEC Cardiovascular Inc. in October 2003.

•                  On April 20, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the first quarter 2004 earnings press release, a copy of the statement of James D. Hartman, Chief Executive Officer of Enpath Medical, Inc., and other officers of the Company in connection with the Company’s first quarter 2004 conference call, and a copy of the summary financial statements at March 31, 2004.

•                  On April 29, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 9 a copy of the comments of James D. Hartman, Chief Executive Officer of Enpath Medical, Inc., and other officers of Enpath Medical, Inc. in connection with the Company’s April 29, 2004 Annual Meeting of Shareholders, and the slide presentation used by James D. Hartman and other officers in conjunction with comments to shareholders at the 2004 Annual Meeting of Shareholders.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Enpath Medical, Inc.

Date: May 10, 2004	By:	/s/ James D. Hartman
Chairman, Chief Executive Officer and Chief Financial Officer