Form 10-Q
period 2004-06-30
ENPATH MEDICAL INC
filed 2004-08-03
CIK 833140

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes      ☐      No      ☒

The number of shares of Registrant’s common stock outstanding on August 2, 2004 was 5,885,679.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$317,230	$1,067,935
Accounts receivable, less allowance for doubtful accounts of $69,000 and $70,000, respectively	3,990,629	4,122,570
Inventories, less allowance for slow-moving inventory of $114,000 and $155,000, respectively	3,907,021	3,738,853
Prepaid expenses and other assets	392,248	215,377
Income taxes receivable	—	99,931
Deferred income taxes	156,000	156,000
Total current assets	8,763,128	9,400,666

Property and equipment:
Equipment	5,608,391	7,162,779
Office furniture, fixtures and computers	1,549,744	1,426,714
Leasehold improvements	1,450,287	1,448,678
	8,608,422	10,038,171
Less accumulated depreciation and amortization	(3,546,587)	(3,176,423)
Net property and equipment	5,061,835	6,861,748

Intangible and other assets:
Goodwill	9,099,447	8,984,824
Intangible assets with finite lives, net	6,129,874	7,717,656
Deferred income taxes	1,494,944	596,000
Total intangible and other assets	16,724,265	17,298,480

TOTAL ASSETS	$30,549,228	$33,560,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$350,000	$—
Current maturities of note payable to bank	1,000,000	1,000,000
Current installments of capital lease obligations	70,793	70,793
Accounts payable	1,038,707	731,390
Accrued compensation	854,296	642,536
Other accruals	258,312	287,102
Accrued acquisition payments	120,000	2,110,476
Income taxes payable	64,311	—
Total current liabilities	3,756,419	4,842,297

Long-term liabilities:
Notes payable to bank, less current maturities	3,333,328	3,833,332
Capital lease obligations, less current installments	38,619	75,498
Accrued acquisition payments	—	1,819,473
Total long-term liabilities	3,371,947	5,728,303

Total liabilities	7,128,366	10,570,600

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and outstanding 5,885,279 and 5,703,526 shares, respectively	58,853	57,035
Additional paid-in capital	21,176,182	19,204,591
Retained earnings	2,185,827	3,728,668
Total shareholders’ equity	23,420,862	22,990,294

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,549,228	$33,560,894

See accompanying condensed notes to consolidated financial statements

Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	$7,295,113	$4,338,341	$14,592,167	$9,005,664
Cost of sales	4,549,519	2,518,589	9,078,339	5,115,270
Gross profit	2,745,594	1,819,752	5,513,828	3,890,394

Operating expenses:
Research and development	1,135,608	383,247	2,182,311	741,247
Selling, general and administrative	1,420,817	691,291	2,696,897	1,410,617
Impairment charge on safety needle investment (Note 4)	2,809,199	—	2,809,199	—
Total operating expenses	5,365,624	1,074,538	7,688,407	2,151,864

Operating income (loss)	(2,620,030)	745,214	(2,174,579)	1,738,530

Other income (expense):
Interest expense	(46,486)	(4,251)	(94,151)	(8,870)
Interest income	213	11,897	1,608	26,979
Other	(4,315)	(399)	(1,032)	(402)
Total other income (expense)	(50,588)	7,247	(93,575)	17,707

Income before income taxes	(2,670,618)	752,461	(2,268,154)	1,756,237
Income tax (expense) benefit	854,644	(278,411)	725,313	(649,808)
Net income (loss)	$(1,815,974)	$474,050	$(1,542,841)	$1,106,429

Earnings (loss) per common share
Basic	$(0.31)	$0.10	$(0.27)	$0.23
Diluted	$(0.31)	$0.10	$(0.27)	$0.22

Weighted average common and common equivalent shares outstanding
Basic	5,880,308	4,733,950	5,799,922	4,730,964
Diluted	5,880,308	4,955,311	5,799,922	4,956,072

See accompanying condensed notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-In	Retained
Six Months Ended June 30, 2004	Shares	Amount	Capital	Earnings	Total
Balances at December 31, 2003	5,703,526	$57,035	$19,204,591	$3,728,668	$22,990,294
Options exercised	48,165	482	146,954	—	147,436
Stock issued for contingent payment	133,588	1,336	1,818,137	—	1,819,473
Option issued for consulting services	—	—	6,500	—	6,500
Net loss for the six month period ended June 30, 2004	—	—	—	(1,542,841)	(1,542,841)
Balances at June 30, 2004 (Unaudited)	5,885,279	$58,853	$21,176,182	$2,185,827	$23,420,862

See accompanying condensed notes to consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(1,542,841)	$1,106,429
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,281,452	564,438
Impairment charge on safety needle investment	2,809,199	—
Non-cash consulting services	6,500	7,000
Deferred income taxes	(898,944)	—
Changes in operating assets and liabilities:
Accounts receivable	131,941	74,397
Inventories	(168,168)	(163,516)
Prepaid expenses and other assets	(176,871)	(120,369)
Income taxes receivable	99,931	—
Accounts payable	307,317	(77,735)
Accrued expenses	182,970	(182,907)
Income taxes payable	64,311	(1,103,808)
Net cash provided by operating activities	2,096,797	103,929

Cash flows from investing activities:
Purchase of property and equipment, net of retirements	(544,068)	(774,173)
Additions to intangible assets	(273,511)	(135,938)
Additional cash paid for acquisition	(1,990,476)	—
Net cash used in investing activities	(2,808,055)	(910,111)

Cash flows from financing activities:
Principal payments on capital lease obligations	(36,879)	(33,810)
Principal payments on long-term debt	(500,004)	—
Borrowings on line of credit	350,000	—
Proceeds from exercise of options	147,436	27,194
Net cash used in financing activities	(39,447)	(6,616)

Net decrease in cash and cash equivalents	(750,705)	(812,798)

Cash and cash equivalents, beginning of period	1,067,935	7,304,362

Cash and cash equivalents, end of period	$317,230	$6,491,564

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$94,151	$8,870
Cash paid during the period for income taxes	$9,500	$1,753,616

Supplemental schedule of noncash investing activity:
Common stock issued in payment of contingent purchase price	$1,819,473	$—

See accompanying condensed notes to consolidated financial statements

Condensed Notes to Financial Statements

Six Months Ended June 30, 2004

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

The financial statements presented herein as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 reflect, in the opinion of management, all material adjustments, consisting of normal recurring adjustments and the one-time impairment adjustment of $2.8 million related to the Company’s safety needle investment, necessary for a fair presentation of the financial position, results of operations, cash flows, and shareholders’ equity for these interim periods.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.  Inventories consist of the following:

	June 30, 2004	December 31, 2003
Purchased parts and subassemblies	$2,232,366	$2,284,699
Work in process	988,415	921,934
Finished goods	686,240	532,220
Total Inventories	$3,907,021	$3,738,853

3.  Finite Life Intangible Assets

Finite life intangible assets at December 31, 2003 and June 30, 2004 are as follows:

		December 31, 2003
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value
Licensed technology	8	$2,047,894	$543,224	$1,504,670
Core technology	12	2,650,000	36,806	2,613,194
Developed technology	8	1,500,000	31,250	1,468,750
Customer relationships	6	615,000	17,084	597,916
Patents and inventions	5 to 9	1,060,146	154,813	905,333
Trade name	30	545,000	3,028	541,972
Other	5 to 10	88,395	2,574	85,821
Totals		$8,506,435	$788,779	$7,717,656

		June 30, 2004
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value
Licensed technology	2	$115,000	$—	$115,000
Core technology	12	2,650,000	147,224	2,502,776
Developed technology	8	1,500,000	125,000	1,375,000
Customer relationships	6	615,000	68,336	546,664
Patents and inventions	5 to 9	1,216,322	239,216	977,106
Trade name	30	545,000	12,112	532,888
Other	5 to 10	91,108	10,668	80,440
Totals		$6,732,430	$602,556	$6,129,874

Amortization expense related to these assets is as follows:

Quarter ended June 30, 2004	$243,136
Quarter ended June 30, 2003	$76,651
Year ended December 31, 2003	$411,773

Estimated amortization expense for these assets over the next five fiscal years is as follows:

Six months ending December 31, 2004	$393,000
Year ending December 31, 2005	$786,000
Year ending December 31, 2006	$757,000
Year ending December 31, 2007	$728,000
Year ending December 31, 2008	$672,000

4.  Safety Needle Asset Impairment

In recent years, the Company purchased an exclusive safety needle license for both the venous and arterial access markets from Med-Design Corporation, paying a total of $2,047,894.  Additionally, the Company invested in automated safety equipment to pursue the large market potential for safety needles in response to the November 2000 Needlestick Safety and Prevention Act, which mandated the use of safer needles to prevent accidental needle sticks.

Over the past two years, sales of safety needles have been growing, but at a much slower pace than was originally anticipated. Based on discussions held with our customers during the second quarter, we determined that physicians have been slow to adopt the use of safety needles.  Based on this information, we determined that the market’s slow adoption rate no longer justifies the level of investment we have in safety needle intellectual property rights and equipment.

As a result, the Company, with the assistance of an independent valuation firm, determined the current fair value of the safety needle assets at June 30, 2004 was $315,000.  This resulted in a one-time impairment charge of approximately $2.8 million which is reflected in the results from operations for the three months ended June 30, 2004.  In addition, we re-evaluated the future estimated lives of the safety needle assets and the new fair value of these assets will be depreciated using the straight-line method over the terms shown below.

Item	Original Cost	Accumulated Depr/Amort	Preimpairment Net Book Value June 30, 2004	Impairment Write-Off	Fair Value	Revised Life (Years)
License Agreement	$2,047,894	$(668,613)	$1,379,280	$1,264,280	$115,000	2
Automation Equipment for Safety Needle	1,771,528	(221,312)	1,550,215	1,370,215	180,000	5
Safety Needle Molds and Tooling	402,290	(207,586)	194,704	174,704	20,000	2
Totals	$4,221,711	$(1,097,512)	$3,124,199	$2,809,199	$315,000

5.  Net Income (Loss) Per Common Share

Basic per-share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is not dilutive.

6.  Income Taxes

Income tax benefit (expense) for the six months ended June 30, 2004, was computed using an estimated combined federal and state tax rate of 32%.  A combined rate of 37% was used for the quarter ended June 30, 2003.  The overall tax rate is expected to remain at approximately 32% for the remainder of 2004 due to the availability of research and development tax credits.

7.  Employee Stock Based Compensation

At June 30, 2004, the Company had two stock-based employee compensation plans.  The Company accounts for those plans under the APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company also grants options and warrants to non-employees for goods and services and in conjunction with certain agreements.  These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss) - as reported	$(1,815,974)	$474,050	$(1,542,841)	$1,106,429
Deduct: Total stock-based employee compensation (Expense determined under the fair value based method for all awards)	(110,878)	(89,672)	(316,741)	(202,958)
Pro forma net income (loss)	$(1,926,852)	$384,378	$(1,859,582)	$903,471

Net income (loss) per share:
Basic net income (loss) per share - as reported	$(0.31)	$0.10	$(0.27)	$0.23
Basic net income (loss) per share - pro forma	$(0.33)	$0.08	$(0.32)	$0.19
Diluted net income (loss) per share - as reported	$(0.31)	$0.10	$(0.27)	$0.22
Diluted net income (loss) per share - pro forma	$(0.33)	$0.08	$(0.32)	$0.18

Weighted average common shares outstanding:
Basic	5,880,308	4,733,950	5,799,922	4,730,964
Diluted	5,880,308	4,955,311	5,799,922	4,956,072

The above pro forma effects on net income (loss) and net income (loss) per common share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

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

On October 23, 2003, we completed our acquisition of the operating assets of BIOMEC Cardiovascular Inc. (“BCI”) from BIOMEC Inc. and began to operate the acquired business through a wholly-owned subsidiary entitled Enpath Lead Technologies, Inc. (“ELT”).  We began including ELT’s results in our consolidated financial statements on October 24, 2003.  On February 2, 2004 we changed our name from Medamicus, Inc. to Enpath Medical, Inc.

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

The table below shows the breakdown of the purchase price we have paid to date to acquire the operating assets of BCI and how we have assigned it to our assets and liabilities:

Purchase Price Summary

Description	Amount
Initial payment (cash and stock)	$17,010,000
Working capital adjustment	897,000
Direct acquisition costs	1,243,000
First contingent payment (cash and stock)	3,032,000
Total Consideration	$22,182,000

Values Assigned to Assets & Liabilities

Description	Amount
Current assets	$3,756,000
Current liabilities	(1,011,000)
Property & equipment	1,733,000
Acquired in-process R&D	2,650,000
Identifiable intangibles	5,955,000
Goodwill	9,099,000
Net Assets Acquired	$22,182,000

We wrote off the $2,650,000 of acquired in-process R&D in the fourth quarter of 2003 and the $5,955,000 of identifiable intangibles is being amortized over five to thirty years.  For the three and six months ended June 30, 2004, our Lead Technologies Division expenses were increased as follows as a result of this amortization: cost of goods sold - $54,633 and $109,266, general and administrative expenses - $29,376 and $58,752, sales and marketing expenses - $4,542 and $9,084 and research and development expenses - $64,911 and $129,822, respectively.

We have one contingent payment remaining to BIOMEC Inc. that is due on March 31, 2005, based on the proprietary sales of ELT for 2004 minus the proprietary sales of ELT for 2003, multiplied by either one or two, depending on the life and revenue potential of any signed supply agreements.  Assuming a two times factor, we currently estimate that this payment will be in the $6 to $8 million range and will be paid 20% in cash and 80% in stock.  The number of shares to be issued will be determined by the market price of the stock in early 2005, but the stock, for purposes of determining the number of shares to be issued, will be valued at no less than $11.56 per share and no more than $15.63 per share.  The amount of the contingent payment will be added to goodwill and we will begin to accrue for the associated liability after ELT has surpassed its 2003 proprietary product sales level.

Combined Summary Second Quarter 2004 Compared to Second Quarter 2003

Because the ELT division was not acquired or included in our results until October 23, 2003, we have provided the following tables in order to assist with understanding the change in results for 2004:

	Three Months Ended June 30, 2004						Q2
In Thousands	EDS $	EDS %	ELT $	ELT %	Consolidated	Tot %	2003 (1)	Tot %	Change	% Change
Revenues	$4,952	100.0%	$2,343	100.0%	$7,296	100.0%	$4,338	100.0%	$2,958	68.2%

Gross profit	2,086	42.1%	659	28.1%	2,745	37.6%	1,820	42.0%	925	50.8%

Expenses
Research & development	621	12.5%	515	22.0%	1,136	15.6%	383	8.8%	753	196.6%
Sales & marketing	243	4.9%	253	10.8%	496	6.8%	237	5.5%	259	109.3%
General & administrative	650	13.1%	275	11.7%	925	12.7%	455	10.5%	470	103.3%
Safety needle asset impairment	2,809	56.7%	—	0.0%	2,810	38.5%	—	0.0%	2,810	n/a
Interest, other	49	1.0%	1	0.0%	50	0.7%	(7)	-0.2%	57	n/a
Total Expenses	4,372		1,044		5,417		1,068		4,349
Income (loss) before tax	(2,286)		(385)		(2,671)		752		(3,423)
Income tax benefit (expense)	732	14.8%	123	5.2%	855	11.7%	(278)	-6.4%	1,133	n/a
Net income (loss)	$(1,554)		$(262)		$(1,816)	(24.9)%	$474	10.9%	$(2,290)	n/a

(1)  Q2 2003 consisted of the EDS division only

Combined Summary YTD 2004 Compared to YTD 2003

	Six Months Ended June 30, 2004						YTD
In Thousands	EDS $	EDS %	ELT $	ELT %	Consolidated	Tot %	2003 (1)	Tot %	Change	% Change
Revenues	$9,823	100.0%	$4,769	100.0%	$14,593	100.0%	$9,006	100.0%	$5,587	62.0%

Gross profit	4,342	44.2%	1,171	24.6%	5,513	37.8%	3,890	43.2%	1,623	41.7%

Expenses
Research & development	1,241	12.6%	941	19.7%	2,182	15.0%	741	8.2%	1,441	194.5%
Sales & marketing	404	4.1%	459	9.6%	863	5.9%	455	5.1%	408	89.7%
General & administrative	1,291	13.1%	543	11.4%	1,834	12.6%	956	10.6%	878	91.9%
Safety needle asset impairment	2,809	28.6%	—	0.0%	2,809	19.3%	—	0.0%	2,809	n/a
Interest, other	100	1.0%	(7)	—0.1%	93	0.6%	(18)	-0.2%	111	n/a
Total Expenses	5,845		1,936		7,782		2,134		5,648
Income (loss) before tax	(1,503)		(765)		(2,268)		1,756		(4,024)
Income tax benefit (expense)	482	4.9%	243	5.1%	725	5.0%	(650)	-7.2%	1,375	n/a
Net income (loss)	$(1,021)		$(522)		$(1,543)	(10.6)%	$1,106	12.3%	$(2,649)	n/a

(1)  YTD 2003 consisted of the EDS division only

Results of Operations

Three and six month periods ended June 30, 2004 compared to three and six month periods ended June 30, 2003

Enpath Delivery Systems Division (EDS)

Net sales were $4,951,719 for the three months ended June 30, 2004, compared to $4,338,341 for the three months ended June 30, 2003, and $9,822,899 for the six months ended June 30, 2004 compared to $9,005,664 for the six months ended June 30, 2003, representing a 14.1% increase and 9.1% increase, respectively.

Sales of our core introducer products were $4,139,102 for the three months ended June 30, 2004, compared to $3,417,997 for the three months ended June 30, 2003 and $7,880,733 for the six months ended June 30, 2004, compared to $6,950,095 for the six months ended June 30, 2003, representing a 21.1% and 13.4% increase, respectively.  This increase was primarily due to continued growth in sales to both new and existing customers, as well the re-launch of our FlowGuard™ valved introducer in the second quarter.  We expect to see increased orders for the FlowGuard introducer in the third quarter and we will also be launching the smaller FlowGuard sizes into the port and pacing markets late in the third quarter.  Overall, we expect sales growth in our introducer products for the remainder of 2004.

Sales of our advanced delivery products were $388,542 for the three months ended June 30, 2004, compared to $563,974 for the three months ended June 30, 2003 and $1,095,767 for the six months ended June 30, 2004, compared to $1,114,345 for the six months ended June 30, 2003, representing a 31.1% and 1.7% decrease, respectively.  We anticipate that our overall advanced delivery product sales will be flat or slightly lower in 2004 compared to 2003, reflecting an expected decline in Medtronic component sales, off-set by new advanced delivery product roll-outs.  During the third quarter, one of our advanced delivery customers will be commencing a critical clinical study and we will be providing product for this important event.  While this shipment does not represent significant dollars, if the study has a successful outcome, the opportunity in 2005 to begin shipping production units for this project would have a favorable impact on our sales.  We are continuing to work on a number of other development projects related to advanced delivery products with a variety of companies.  We generally conduct the product development work and incorporate some portions of our own intellectual property in each of these projects.  Each relationship is typically accompanied by a supply agreement that would provide us a future revenue stream if the final product is commercialized.

Sales of our safety products were $138,741 for the three months ended June 30, 2004, compared to $61,160 for the three months ended June 30, 2003 and $314,312 for the six months ended June 30, 2004, compared to $209,211 for the six months ended June 30, 2003, representing a 126.9% and 50.2% increase, respectively.  A portion of the increase in sales in 2004 was related to the initial inventory stocking orders to Cook, our distribution partner.

In November 2000, the Needlestick Safety and Prevention Act, mandating the use of safer needles that prevent accidental needle sticks, became Federal law.  Because the market potential for safety needles in the markets we served was 10 to 15 million needles per year, we decided to pursue this opportunity.  We purchased an exclusive safety needle license for both the venous and arterial access markets from Med-Design Corporation., paying a total of $2,047,894.  Additionally, in order to meet anticipated demand and reduce our per unit manufacturing cost, we contracted with a supplier to build an automated safety needle assembly machine costing $1,771,528 and another supplier to develop safety needle component tooling costing $402,290.

Over the past two years, sales of safety needles have been growing, but at a much slower pace than we originally anticipated.  We had discussions with our two major safety needle customers during the second quarter of 2004 to assess their expectations in the marketplace regarding safety needles.  We launched the safety needle in all of Medtronic’s kits for United States distribution in 2003.  The initial launch strategy was to place a safety needle in all kits for United States distribution and after a period of time when all customers had been exposed to the safety needle, we would then offer an option of kits with and without safety needles. Since then, sales of kits with safety needles have dropped precipitously.  Cook launched our safety needle in February 2004 and purchased a substantial amount of inventory.   Cook has advised us that it has experienced only modest sales of safety needles.  In both cases, our customers have indicated that physicians have been generally apathetic towards using safety needles.  While we remain cautiously optimistic that the federal mandate requiring the use of safety needles in all health care related procedures will result in a future favorable revenue stream for our safety needle, the market’s slow adoption rate no longer justifies the level of investment we have in safety needle intellectual property rights and equipment.

As a result, the Company, with the assistance of an independent valuation firm, determined the current fair value of the safety needle assets at June 30, 2004 was $315,000.  This resulted in a one-time impairment charge of approximately $2.8 million which is reflected in the results from operations for the three months ended June 30, 2004.

Other sales, consisting of contract manufacturing, engineering services and freight charges were $117,865 for the three months ended June 30, 2004, compared to $158,064 for the three months ended June 30, 2003 and $230,945 for the six months ended June 30, 2004, compared to $414,666 for the six months ended June 30, 2003, representing a 25.4% and 44.3% decrease, respectively.  This decrease was primarily due to decreased engineering service sales during the three-month period and decreased engineering service sales as well as decreased contract manufacturing sales during the six-month period.

Gross profit totaled $2,086,045 for the three months ended June 30, 2004, compared to $1,819,752 for the three months ended June 30, 2003 and $4,342,385 for the six months ended June 30, 2004, compared to $3,890,394 for the six months ended June 30, 2004, representing a 14.6% and 11.6% increase, respectively.  Total gross profit as a percent of sales increased for the three months ended June 30, 2004 from 42.0% to 42.1% compared to 2003 and increased for the six months ended June 30, 2004 from 43.2% to 44.2% compared to 2003.  Our margins improved slightly over the margins in 2003, but we are still below our targeted margins of 48%.  We incurred some normal ramp-up inefficiencies in launching our FlowGuard product line, as well as some raw material quality issues and damaged tooling issues early in the quarter, but the margins in June returned closer to expected levels.  We expect some improvement in our margins for the remainder of 2004 but do not expect to get back to our targeted margins of 48% until the FlowGuard and other new products are fully launched.

Enpath Lead Technologies Division (ELT)

Because we did not acquire the assets of this division until October 23, 2003, the comparative numbers shown for 2003 were taken directly from the unaudited records of BCI and are shown in order to give a point of reference to the current year results.

Net sales were $2,347,440 for the three months ended June 30, 2004, compared to $2,632,631 for the three months ended June 30, 2003, and $4,778,672 for the six months ended June 30, 2004 compared to $4,508,022 for the six months ended June 30, 2003, representing a 10.8% decrease and 6.0% increase, respectively.

Sales of our proprietary products, consisting of implantable stimulation leads, lead delivery systems and adaptors were $1,066,875 for the three months ended June 30, 2004, compared to $855,724 for the three months ended June 30, 2003 and were $2,147,087 for the six months ended June 30, 2004, compared to $1,594,543 for the six months ended June 30, 2003, representing a 24.7% and 34.7% increase, respectively.  This increase was primarily due to the continuing growth in the Cardiac Resynchronization Therapy (“CRT”) market and the increased use of epicardial leads in these procedures along with the continued production of IS-1 adapters. We expect sales in the third quarter to increase modestly and then sales in the fourth quarter to accelerate as we begin to introduce our new steroid lead and lead delivery system.

Sales of our contract manufacturing products, consisting primarily of lead accessories, were $1,130,640 for the three months ended June 30, 2004 compared to $1,744,445 for the three months ended June 30, 2003, and $2,464,406 for the six months ended June 30, 2004, compared to $2,803,312 for the six months ended June 30, 2003, representing a 35.2% and 12.1% decrease, respectively. This decrease was mainly driven by our largest customer continuing to adjust an overstocking issue.  We look for reduced orders to continue through the third quarter of 2004.  Additionally, as part of our overall strategy to focus on higher margin proprietary products, we have continued to discontinue low margin contract manufacturing business.  We expect that sales in the second half of 2004 will be flat or slightly lower due to the shift to proprietary products.

Other sales consisting of our contract development work and freight were $145,879 for the three months ended June 30, 2004 compared to $32,462 for the three months ended June 30, 2003 and $157,775 for the six months ended June 30, 2004, compared to $110,167 for the six months ended June 30, 2003, representing a 349.3% and 43.2% increase, respectively.  This increase was primarily caused by a non-recurring payment of $125,000 for development work done for a customer.  The relatively low amount of other contract development is due to our continued focus on developing our own proprietary products which are scheduled to be released in the fourth quarter.  Therefore, we do not anticipate any significant revenue to be generated from our contract development in 2004.

Gross profit totaled $659,549 for the three months ended June 30, 2004, compared to $799,271 for the three months ended June 30, 2003 and $1,173,752 for the six months ended June 30, 2004, compared to $1,345,826 for the six months ended June 30, 2003, representing a 17.5% and 12.8% decrease, respectively.  Total gross profit as a percent of sales decreased for the three months ended June 30, 2004 from 30.4% to 28.1% compared to 2003 and decreased for the six months ended June 30, 2004 from 29.9% to 24.6% compared to 2003.  Gross profits were negatively affected by the amortization of identifiable intangible assets totaling $54,633 and $109,266 for the three and six month periods of 2004, respectively.  Without the amortization charge, gross profits as a percent of sales for 2004 would have been 30.4% and 26.8% for the three and six month periods, respectively.  The slowdown in orders from our largest customer and yield issues related to the ramp-up of several new adaptors contributed to the lower margins.  Going forward, we expect to see our gross profit increase as a percentage of sales due to the launch of proprietary product lines in the second half of the year.

EDS and ELT Combined Expenses

Research and development expenses were $1,135,608 or 15.6% of sales for the three months ended June 30, 2004 compared to $383,247 or 8.8% of sales for the three months ended June 30, 2003 and $2,182,311 or 15.0% of sales for the six months ended June 30, 2004, compared to $741,247 or 8.2% of sales for the six months ended June 30, 2003.  Included in the 2004 amount was $64,911 and $129,822 for the three and six month periods, respectively, of identifiable intangible asset amortization related to the BCI acquisition.  As we discussed in our Form 10-K for the year ended December 31, 2003, we are anticipating higher than normal research and development expenditures in 2004 related primarily to our work on validating the improved performance of our anti-inflammatory steroid epicardial lead and submitting our Food and Drug Administration marketing approval application.  The EDS division has been working aggressively on its family of proprietary advanced delivery introducers, as well as development work related to our partnerships with a number of other medical device companies working on therapies that will utilize our delivery systems.  We expect company-wide research and development expenditures in the third quarter to approximate 15-16% of sales, dropping to approximately 12-13% of sales in the fourth quarter.

Sales and marketing expenses were $495,792 or 6.8% of sales for the three months ended June 30, 2004 compared to $236,629 or 5.5% of sales for the three months ended June 30, 2003 and $862,923 or 5.9% of sales for the six months ended June 30, 2004, compared to $454,736 or 5.0% of sales for the six months ended June 30, 2003.  On March 31, 2004 we announced the formation of a single sales and marketing group for our two divisions and named James Mellor as Senior Vice President with overall responsibility for that effort.  James Reed was appointed to the new position of Director of Sales for the combined group.  We do not expect cost savings as a result of putting the two groups together, but rather a more focused and effective sales effort, especially with the large cardiac rhythm management companies.  We have incurred some major expenses related to web-site development and marketing materials updates which have driven expenses up in the first half of the year.  Overall, we expect sales and marketing expenses to approximate 5-6% of sales for 2004.

General and administrative expenses were $925,025 or 12.7% of sales for the three months ended June 30, 2004, compared to $454,662 or 10.5% of sales for the three months ended June 30, 2003 and $1,833,974 or 12.6% of sales for the six months ended June 30, 2004, compared to $955,881 or 10.6% of sales for the six months ended June 30, 2003.  Included in the 2004 amount was $29,376 and $58,752 for the three and six month periods, respectively, of identifiable intangible asset amortization related to the BCI acquisition.  This 2004 increase was primarily due to increased spending on salaries, accounting and legal services, investor relations, name change and corporate integration activities.  Compliance with Sarbanes-Oxley Section 404 requirements has increased our accounting and legal costs significantly, and we expect these higher costs to continue in 2004 and beyond.  We also have increased our investor relations activities in conjunction with our acquisition of BCI in order to convey our story to a growing group of investors.  Finally, we have incurred additional costs and expenses in connection with the integration of our new ELT division.  Overall, we expect general and administrative expenses to total 10-11% of sales for all of 2004.

Interest income decreased $11,684 and $25,371 and interest expense increased $42,235 and $85,271 for the three and six months ended June 30, 2004 compared with the same periods in 2003, respectively.  Interest income decreased primarily due to lower cash balances resulting from the use of our cash to fund the BCI acquisition.  Interest expense increased primarily due to the interest payments on the October 2003 $5.0 million note payable used to help fund the BCI acquisition.

We regularly grant incentive stock options to our employees pursuant to our shareholder-approved Enpath Medical, Inc. 1999 Stock Option Incentive Plan.  During the six month period ended June 30, 2004, we granted options from this plan to purchase a total of 141,800 shares of our common stock.  Of this total, Enpath Medical officers James D. Hartman, Mark C. Kraus and Michael D. Erdmann received grants of 20,000 shares, 10,000 shares and 5,000 shares, respectively, on February 11, 2004, at a price of $13.60 per share, which was the last sale price of the stock on that date.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2004 was $2,096,797, consisting of a net loss of $1,542,841, adjusted for non-cash items of depreciation and amortization of $1,281,452 and safety needle asset impairment of $2,809,199, plus options issued for compensation of $6,500, less a net change in operating assets and liabilities of $457,513.

Net cash used in investing activities for the six months ended June 30, 2004 was $2,808,055.  Equipment was purchased totaling $544,068 and we had additions to intangible assets of $273,511.  We also paid BIOMEC Inc. an additional $1,990,476 in cash as part of the first contingent payment related to the acquisition.

Net cash used in financing activities for the six months ended June 30, 2004 was $39,447.  We made note payments in the amount of $500,004, capital lease payments of $36,879 and received cash upon the exercise of options of $147,436.  We also borrowed $350,000 on our line of credit.

As a result, our cash and cash equivalents were $317,230 as of June 30, 2004 compared to $1,067,935 at December 31, 2003.  Working capital increased from $4,558,369 as of December 31, 2003 to $5,006,709 as of June 30, 2004.

We currently have three major customers that account for more than 10% of our sales.  The information below includes the percent of sales for the six months ended June 30, 2004 and 2003 and the related accounts receivable balance on June 30, 2004 and 2003.

	June 30, 2004		June 30, 2003
Customer	% Sales	% A/R	% Sales	% A/R
A	36%	32%	49%	39%
B	17%	22%	24%	19%
C	12%	12%	N/A	N/A

On October 23, 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5.0 million, used to finance a portion of the BCI acquisition, and a $3.0 million line of credit.  The borrowings are secured by substantially all of our assets and also contain certain financial covenants that must be met on a quarterly basis.  The agreement also prohibits the payment of dividends without the consent of the lender.  At June 30, 2004, we were in violation of certain of these covenants due to the $2.8 million safety needle asset impairment charge.  On July 19, 2004 the bank waived the covenant and amended the agreement.

Payments on the term loan consist of monthly principal payments of $83,334 plus interest at Libor plus 2.5%.  These payments commenced in November 2003.  The line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2005.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  We had outstanding borrowings under the line of credit of $350,000 at June 30, 2004.  This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 06/30/04	Date of Expiration
Line of credit	$3,000,000	$350,000	April 30, 2005

A summary of our contractual cash obligations at June 30, 2004 is as follows:

	Payments due by period
Contractual Obligations	Total	2004	2005	2006	2007	2008
Long-term debt, including interest	$4,823,470	$623,121	$1,201,132	$1,097,390	$1,053,632	$848,195
Operating leases	$1,330,132	208,776	429,816	319,477	191,108	180,955
Total contractual cash obligations	$6,153,602	$831,897	$1,630,948	$1,416,867	$1,244,740	$1,029,150

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

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements.  Some of our accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates.  These judgments are subject to an inherent degree of uncertainty and are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies that require significant judgment are as follows:

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable.  Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.   We have not experienced significant bad debt expense and our reserve for doubtful accounts of $69,000 should be adequate for any exposure to loss in our June 30, 2004 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for excess and slow-moving inventories and believe the reserve of $114,000 at June 30, 2004 is adequate.

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

Goodwill

The estimate of the fair value of the goodwill that resulted from our recent acquisition of BCI is one of the more significant estimates due to the judgment required in projecting future cash flows.  In addition to considering the current amount of goodwill recorded of approximately $9.1 million, it is necessary to consider its possible increase of $6 to $8 million if a second contingent purchase payment is required.

Safety Needle

The realization of our remaining investment in the license agreement and manufacturing equipment related to the safety needle (aggregate investment of approximately $315,000 at June 30, 2004) is dependent upon attaining a sustained level of sales of this product.  We currently are comfortable projecting a level of future sales that is more than sufficient to allow us to fully realize the adjusted investment we have made in the safety needle product.  However, if actual sales fail to reach these levels, our investment made in this product may not be fully realizable in the future (Note 4).

Other Intangibles with Finite Lives

Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $6.1 million at June 30, 2004, including $115,000 related to licensed technology for the safety needle included in the figure above) are being amortized on a straight-line method over their estimated useful lives, ranging from 3 to 30 years.

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

Forward Looking Statements

Statements included in this Quarterly Report on Form 10-Q, in our annual and quarterly reports, in filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain important factors could cause results to differ materially from those anticipated by some of these statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.  A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 entitled “Risk Factors.”  All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements.  Additional factors that could cause results to differ materially are the following:  our ability to successfully integrate the BCI operation; our dependence upon a limited number of key customers for our revenue; our ability to complete development of our Myopore Rx™ steroid epicardial lead and Fastac Flex™ delivery tool and obtain FDA and European approval of these devices; our ability to find distribution partners for our Myopore Rx steroid lead and Fastac Flex delivery tool; our dependence upon licensing agreements with third parties for the technology underlying some of our products, including the safety needle; our ability to negotiate and enter into safety needle supply agreements with major medical device companies and our ability and that of our customers to achieve market acceptance of the safety needle; our ability to effectively manufacture our safety needle using our automated safety needle assembly equipment in anticipated required quantities; our ability to develop or acquire new products to increase revenues; our ability to attract and retain key personnel; introduction of competitive products; patent and government regulatory matters; economic conditions; and our ability to raise capital.  All our forward-looking statements, whether written or oral are expressly qualified by these cautionary statements.  In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities used to maintain liquidity. Our earnings have not been materially affected by changes in interest rates on our floating interest rate debt because we have not maintained a significant outstanding balance on our line of credit agreement through June 30, 2004.  Based on our current borrowings, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than $50,000.  We have invested our excess funds in a money market fund and do not believe that a change in interest rates on such money market fund would have a material effect on our earnings.

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

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

Information called for by this item with respect to the annual meeting of Enpath Medical, Inc. shareholders held on April 29, 2004, is contained in Part II – Item 4 of Enpath’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a)  Exhibits:

•                  Exhibit  10.1 Letter Amendment Number 2, dated July 19, 2004, to the Revolving Credit and Term Loan Agreement, dated as of October 17, 2003, between the Company and M&I Marshall & Ilsley Bank.

•                  Exhibit  31:  Certification of principal executive officer and principal financial officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

•                  Exhibit  32:  Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)  Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the second quarter of 2004 through August 2, 2004:

•                  On April 20, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the first quarter 2004 earnings press release including a copy of the summary financial statements at March 31, 2004 and a copy of the statement of James D. Hartman, Chief Executive Officer of Enpath Medical, Inc., and other officers of the Company in connection with the Company’s first quarter 2004 conference call.

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

•                  On July 20, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the second quarter 2004 earnings press release including and a copy of the summary financial statements at June 30, 2004 and , a copy of the statement of James D. Hartman, Chief Executive Officer of Enpath Medical, Inc., and other officers of the Company in connection with the Company’s second quarter 2004 conference call.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Enpath Medical, Inc.

Date: August 2, 2004	By:	/s/ James D. Hartman
Chairman, Chief Executive Officer and Chief Financial Officer