Form 10-Q
period 2004-09-30
ENPATH MEDICAL INC
filed 2004-10-28
CIK 833140

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☐	No	☒

The number of shares of Registrant’s common stock outstanding on October 26, 2004 was 5,886,179.

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,067,935
Accounts receivable, less allowance for doubtful accounts of $69,000 and $70,000, respectively	3,902,427	4,122,570
Inventories, less allowance for slow-moving inventory of $116,000 and $155,000, respectively	4,694,163	3,738,853
Prepaid expenses and other assets	302,924	215,377
Income taxes receivable	—	99,931
Deferred income taxes	156,000	156,000
Total current assets	9,055,514	9,400,666

Property and equipment:
Equipment	5,865,740	7,162,779
Office furniture, fixtures and computers	1,627,562	1,426,714
Leasehold improvements	1,576,759	1,448,678
	9,070,061	10,038,171
Less accumulated depreciation and amortization	(3,913,625)	(3,176,423)
Net property and equipment	5,156,436	6,861,748

Intangible and other assets:
Goodwill	9,104,806	8,984,824
Intangible assets with finite lives, net	6,007,712	7,717,656
Deferred income taxes	1,494,944	596,000
Total intangible and other assets	16,607,462	17,298,480

TOTAL ASSETS	$30,819,412	$33,560,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$825,000	$—
Current maturities of note payable to bank	1,000,000	1,000,000
Current installments of capital lease obligations	69,581	70,793
Accounts payable	796,908	731,390
Accrued compensation	811,544	642,536
Other accruals	293,464	287,102
Accrued acquisition payments	120,000	2,110,476
Income taxes payable	163,126	—
Total current liabilities	4,079,623	4,842,297

Long-term liabilities:
Notes payable to bank, less current maturities	3,083,326	3,833,332
Capital lease obligations, less current installments	20,781	75,498
Accrued acquisition payments	—	1,819,473
Total long-term liabilities	3,104,107	5,728,303

Total liabilities	7,183,730	10,570,600

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and outstanding 5,886,179 and 5,703,526 shares, respectively	58,862	57,035
Additional paid-in capital	21,181,513	19,204,591
Retained earnings	2,395,307	3,728,668
Total shareholders’ equity	23,635,682	22,990,294

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,819,412	$33,560,894

See accompanying condensed notes to consolidated financial statements

Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2004	Sep 30, 2003	Sep 30, 2004	Sep 30, 2003
Net sales	$7,063,550	$4,041,977	$21,655,717	$13,047,641
Cost of sales	4,257,739	2,410,197	13,336,078	7,525,467
Gross profit	2,805,811	1,631,780	8,319,639	5,522,174

Operating expenses:
Research and development	1,111,277	459,965	3,293,588	1,201,212
Selling, general and administrative	1,331,868	570,535	4,028,765	1,981,152
Impairment charge on safety needle investment (Note 4)	—	—	2,809,199	—
Total operating expenses	2,443,145	1,030,500	10,131,552	3,182,364

Operating income (loss)	362,666	601,280	(1,811,913)	2,339,810

Other income (expense):
Interest expense	(52,485)	(3,877)	(146,636)	(12,747)
Interest income	5	9,425	1,613	36,404
Other	(1,890)	(1,913)	(2,922)	(2,315)
Total other income (expense)	(54,370)	3,635	(147,945)	21,342

Income before income taxes	308,296	604,915	(1,959,858)	2,361,152
Income tax benefit (expense)	(98,816)	(223,650)	626,497	(873,458)
Net income (loss)	$209,480	$381,265	$(1,333,361)	$1,487,694

Net income (loss) per common share
Basic	$0.04	$0.08	$(0.23)	$0.31
Diluted	$0.03	$0.08	$(0.23)	$0.30

Weighted average common and common equivalent shares outstanding
Basic	5,885,853	4,740,617	5,828,670	4,734,217
Diluted	6,105,940	5,007,723	5,828,670	4,971,259

See accompanying condensed notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-In	Retained
Nine Months Ended September 30, 2004	Shares	Amount	Capital	Earnings	Total
Balances at December 31, 2003	5,703,526	$57,035	$19,204,591	$3,728,668	$22,990,294
Options exercised	49,065	491	152,285	—	152,776
Stock issued for contingent payment	133,588	1,336	1,818,137	—	1,819,473
Option issued for consulting services	—	—	6,500	—	6,500
Net loss for the nine month period ended September 30, 2004	—	—	—	(1,333,361)	(1,333,361)
Balances at September 30, 2004 (Unaudited)	5,886,179	$58,862	$21,181,513	$2,395,307	$23,635,682

See accompanying condensed notes to consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$(1,333,361)	$1,487,694
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,847,468	885,779
Impairment charge on safety needle investment	2,809,199	—
Non-cash consulting services	6,500	7,000
Deferred income taxes	(898,944)	—
Changes in operating assets and liabilities:
Accounts receivable	220,143	226,339
Inventories	(955,310)	(21,351)
Prepaid expenses and other assets	(87,547)	(43,963)
Income taxes receivable	99,931	—
Accounts payable	65,518	(146,499)
Accrued expenses	175,370	(314,793)
Income taxes payable	163,126	(1,063,430)
Net cash provided by operating activities	2,112,093	1,016,776

Cash flows from investing activities:
Purchase of property and equipment, net of retirements	(1,005,708)	(1,001,166)
Deferred acquisition costs	—	(575,358)
Additions to intangible assets, net of impairment charges	(355,685)	(176,234)
Additional cash paid for acquisition	(1,990,476)	—
Net cash used in investing activities	(3,351,869)	(1,752,758)

Cash flows from financing activities:
Principal payments on capital lease obligations	(55,929)	(51,273)
Principal payments on long-term debt	(750,006)	—
Borrowings on line of credit	825,000	—
Proceeds from exercise of options	152,776	57,743
Net cash provided by financing activities	171,841	6,470

Net decrease in cash and cash equivalents	(1,067,935)	(729,512)

Cash and cash equivalents, beginning of period	1,067,935	7,304,362

Cash and cash equivalents, end of period	$—	$6,574,850

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52,485	$12,747
Cash paid during the period for income taxes	$9,500	$1,754,017

Supplemental schedule of noncash investing activity:
Common stock issued in payment of contingent purchase price	$1,819,473	$—

See accompanying condensed notes to consolidated financial statements

Condensed Notes to Financial Statements

Nine Months Ended September 30, 2004

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

The financial statements presented herein as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 reflect, in the opinion of management, all material adjustments, consisting of normal recurring adjustments and the one-time impairment adjustment of $2.8 million in the nine month period related to the Company’s safety needle investment, necessary for a fair presentation of the financial position, results of operations, cash flows, and shareholders’ equity for these interim periods.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.  Inventories consist of the following:

	September 30, 2004	December 31, 2003
Purchased parts and subassemblies	$2,765,021	$2,284,699
Work in process	884,298	921,934
Finished goods	1,044,844	532,220
Total Inventories	$4,694,163	$3,738,853

3.  Finite Life Intangible Assets

Finite life intangible assets at December 31, 2003 and September 30, 2004 are as follows:

	December 31, 2003
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	8	$2,047,894	$543,224	$1,504,670
Core technology	12	2,650,000	36,806	2,613,194
Developed technology	8	1,500,000	31,250	1,468,750
Customer relationships	6	615,000	17,084	597,916
Patents and inventions	5 to 9	1,060,146	154,813	905,333
Trade name	30	545,000	3,028	541,972
Other	5 to 10	88,395	2,574	85,821
Totals		$8,506,435	$788,779	$7,717,656

	September 30, 2004
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$14,375	$100,625
Core technology	12	2,650,000	202,433	2,447,567
Developed technology	8	1,500,000	171,875	1,328,125
Customer relationships	6	615,000	93,962	521,038
Patents and inventions	5 to 9	1,291,229	287,405	1,003,824
Trade name	30	545,000	16,654	528,346
Other	5 to 10	93,016	14,829	78,187
Totals		$6,809,245	$801,533	$6,007,712

Amortization expense related to these assets is as follows:

Quarter ended September 30, 2004	$198,977
Quarter ended September 30, 2003	$79,576
Year ended December 31, 2003	$411,773

Estimated amortization expense for these assets over the next five fiscal years is as follows:

Three months ending December 31, 2004	$197,000
Year ending December 31, 2005	$789,000
Year ending December 31, 2006	$760,000
Year ending December 31, 2007	$731,000
Year ending December 31, 2008	$729,000

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

Over the past two years, sales of safety needles have been growing, but at a much slower pace than was originally anticipated. Based on discussions held with our customers during the second quarter of 2004, we determined that physicians have been slow to adopt the use of safety needles.  Based on this information, we determined that the market’s slow adoption rate no longer justified the level of investment we had in safety needle intellectual property rights and equipment.

As a result, the Company, with the assistance of an independent valuation firm, determined the current fair value of the safety needle assets at June 30, 2004 was $315,000.  This resulted in a one-time impairment charge of approximately $2.8 million which was reflected in the results from operations for the three months ended June 30, 2004.  In addition, we re-evaluated the future estimated lives of the safety needle assets and the new fair value of these assets will be depreciated using the straight-line method over the terms shown below.

			Preimpairment
	Original	Accumulated	Net Book Value	Impairment	June 30, 2004	Revised
Item	Cost	Depr/Amort	June 30, 2004	Write-Off	Fair Value	Life (Years)
License Agreement	$2,047,894	$(668,613)	$1,379,280	$1,264,280	$115,000	2
Automation Equipment for Safety Needle	1,771,528	(221,312)	1,550,215	1,370,215	180,000	5
Safety Needle Molds and Tooling	402,290	(207,586)	194,704	174,704	20,000	2
Totals	$4,221,711	$(1,097,512)	$3,124,199	$2,809,199	$315,000

5.  Net Income (Loss) Per Common Share

Basic per-share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is not dilutive.

6.  Income Taxes

Income tax benefit (expense) for the nine months ended September 30, 2004, was computed using an estimated combined federal and state tax rate of 32%.  A combined rate of 37% was used for the quarter ended September 30, 2003.  The overall tax rate is expected to remain at approximately 32% for the remainder of 2004 due to the availability of research and development tax credits.

7.  Employee Stock Based Compensation

At September 30, 2004, the Company had two stock-based employee compensation plans.  The Company accounts for those plans under the APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company occasionally grants options and warrants to non-employees for goods and services and in conjunction with certain agreements.  These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

The following table illustrates the effect on net income (loss) and net income (loss) per common share had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	Sep 30, 2004	Sep 30, 2003	Sep 30, 2004	Sep 30, 2003
Net income (loss) - as reported	$209,480	$381,265	$(1,333,361)	$1,487,694
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards)	(142,557)	(90,820)	(437,365)	(293,779)
Pro forma net income (loss)	$66,923	$290,445	$(1,770,726)	$1,193,915

Net income (loss) per share:
Basic net income (loss) per share - as reported	$0.04	$0.08	$(0.23)	$0.31
Basic net income (loss) per share - pro forma	$0.01	$0.06	$(0.30)	$0.25
Diluted net income (loss) per share - as reported	$0.03	$0.08	$(0.23)	$0.30
Diluted net income (loss) per share - pro forma	$0.01	$0.06	$(0.30)	$0.24

The above pro forma effects on net income (loss) and net income (loss) per common share are not likely to be representative of the effects on reported net income (loss) and per share amounts for future years because options vest over several years and additional awards generally are made each year.

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

On October 23, 2003, we completed the acquisition of the operating assets of BIOMEC Cardiovascular Inc. (“BCI”) from BIOMEC Inc. and began to operate the acquired business through a wholly-owned subsidiary entitled Enpath Lead Technologies, Inc. (“ELT”).  We began including ELT’s results in our consolidated financial statements on October 24, 2003.  On February 2, 2004 we changed our name from Medamicus, Inc. to Enpath Medical, Inc.

Enpath Medical, Inc. is comprised of two operating divisions:  The Enpath Delivery Systems Division (“EDS”, formerly Medamicus, Inc.) and the Enpath Lead Technologies Division (“ELT”, formerly BCI).  The divisions are aggregated into one reportable segment: the manufacture and sale of medical devices.  The divisions have similar technology, manufacturing, customers and regulatory activities and we have already combined the sales and marketing activities of the two divisions.  We will conduct joint research and development activities, where appropriate, to take advantage of opportunities in product development.  Our revenues are primarily derived from the design, development, manufacture and marketing of medical devices.

The table below shows the breakdown of the purchase price we have paid to date to acquire the operating assets of BCI and how we have assigned it to our assets and liabilities:

Purchase Price Summary
Description	Amount
Initial payment (cash and stock)	$17,010,000
Working capital adjustment	897,000
Direct acquisition costs	1,249,000
First contingent payment (cash and stock)	3,032,000
Total Consideration	$22,188,000

Values Assigned to Assets & Liabilities
Description	Amount
Current assets	$3,756,000
Current liabilities	(1,011,000)
Property & equipment	1,733,000
Acquired in-process R&D	2,650,000
Identifiable intangibles	5,955,000
Goodwill	9,105,000
Net Assets Acquired	$22,188,000

We wrote off the $2,650,000 of acquired in-process R&D in the fourth quarter of 2003 and the $5,955,000 of identifiable intangibles is being amortized over five to thirty years.  For the three and nine months ended September 30, 2004, our Lead Technologies Division expenses were increased as follows as a result of this amortization: cost of goods sold - $54,633 and $163,899; general and administrative expenses - $29,376 and $88,128; sales and marketing expenses - $4,542 and $13,626; and research and development expenses - $64,911 and $194,733, respectively.

We have one contingent payment remaining to BIOMEC Inc. that is due on March 31, 2005, based on the proprietary sales of ELT for 2004 minus the proprietary sales of ELT for 2003, multiplied by either one or two, depending on the life and revenue potential of any signed supply agreements.  Assuming a multiple of two, we currently estimate that this payment will be approximately $1.2 million and will be paid 20% in cash and 80% in stock.  The number of shares to be issued will be determined by the market price of the stock in early 2005, but the stock, for purposes of determining the number of shares to be issued, will be valued at no less than $11.56 per share and no more than $15.63 per share.  The amount of the contingent payment will be added to goodwill and we will begin to accrue for the associated liability after ELT has surpassed its 2003 proprietary product sales level.

Combined Summary Third Quarter 2004 Compared to Third Quarter 2003

Because the ELT division was not acquired or included in our results until October 23, 2003, we have provided the following tables in order to assist with understanding the change in results for 2004:

In Thousands	Three Months Ended September 30, 2004						3rd Qtr			%
	EDS $	EDS %	ELT $	ELT %	Consolidated	Tot %	2003 (1)	Tot %	Change	Change
Revenues	$5,246	100.0%	$1,818	100.0%	$7,064	100.0%	$4,042	100.0%	$3,022	74.8%

Gross profit	2,485	47.4%	320	17.6%	2,805	39.7%	1,632	40.4%	1,173	71.9%

Expenses
Research & development	628	12.0%	483	26.6%	1,111	15.7%	460	11.4%	651	141.5%
Sales & marketing	275	5.2%	227	12.5%	502	7.1%	192	4.8%	310	161.5%
General & administrative	613	11.7%	217	11.9%	830	11.7%	379	9.4%	451	119.0%
Interest, other	53	1.0%	1	0.1%	54	0.8%	(4)	-0.1%	58	n/a
Total Expenses	1,569		928		2,497		1,027		1,470
Income (loss) before tax	916		(608)		308		605		(297)
Income tax benefit (expense)	(293)	-5.6%	195	10.7%	(98)	-1.4%	(224)	-5.5%	126	n/a
Net income (loss)	$623		$(413)		$210	3.0%	$381	9.4%	$(171)	n/a

(1)  Q3 2003 consisted of the EDS division only

Combined Summary YTD 2004 Compared to YTD 2003

In Thousands	Nine Months Ended September 30, 2004						YTD			%
	EDS $	EDS %	ELT $	ELT %	Consolidated	Tot %	2003 (1)	Tot %	Change	Change
Revenues	$15,068	100.0%	$6,587	100.0%	$21,655	100.0%	$13,048	100.0%	$8,607	66.0%

Gross profit	6,828	45.3%	1,492	22.7%	8,320	38.4%	5,522	42.3%	2,798	50.7%

Expenses
Research & development	1,872	12.4%	1,422	21.6%	3,294	15.2%	1,201	9.2%	2,093	174.3%
Sales & marketing	679	4.5%	685	10.4%	1,364	6.3%	647	5.0%	717	110.8%
General & administrative	1,904	12.6%	761	11.6%	2,665	12.3%	1,334	10.2%	1,331	99.8%
Safety needle asset impairment	2,809	18.6%	—	0.0%	2,809	13.0%	—	0.0%	2,809	n/a
Interest, other	153	1.0%	(5)	-0.1%	148	0.7%	(21)	-0.2%	169	n/a
Total Expenses	7,417		2,863		10,280		3,161		7,119
Income (loss) before tax	(589)		(1,371)		(1,960)		2,361		(4,321)
Income tax benefit (expense)	189	1.3%	438	6.6%	627	2.9%	(873)	-6.7%	1,500	n/a
Net income (loss)	$(400)		$(933)		$(1,333)	-6.2%	$1,488	11.4%	$(2,821)	n/a

(1) YTD 2003 consisted of the EDS division only

Results of Operations

Three and nine month periods ended September 30, 2004 compared to three and nine month periods ended September 30, 2003

Enpath Delivery Systems Division (EDS)

Net sales were $5,245,545 for the three months ended September 30, 2004, compared to $4,041,977 for the three months ended September 30, 2003, and $15,068,444 for the nine months ended September 30, 2004 compared to $13,047,641 for the nine months ended September 30, 2003, representing a 29.8% and 15.5% increase, respectively.

Sales of our core introducer products were $4,156,352 for the three months ended September 30, 2004, compared to $2,652,869 for the three months ended September 30, 2003 and $12,037,085 for the nine months ended September 30, 2004, compared to $9,602,964 for the nine months ended September 30, 2003, representing a 56.7% and 25.4% increase, respectively.  These increases were primarily due to the launch of the FlowGuardTM valved introducer into the cardiac pacemaker market which included a large stocking order, as well as strong orders for introducers from our two largest customers during the third quarter.  We expect fourth quarter introducer sales to approximate third quarter sales as we continue to penetrate the market with our FlowGuard product.

Sales of our advanced delivery products were $679,747 for the three months ended September 30, 2004, compared to $749,277 for the three months ended September 30, 2003 and $1,775,514 for the nine months ended September 30, 2004, compared to $1,863,622 for the nine months ended September 30, 2003, representing a 9.3% and 4.7% decrease, respectively.  These decreases reflect a decline in Medtronic component sales for Left Ventricle Lead Delivery Systems kits compared to 2003.  Medtronic transferred the manufacturing of these kits from our company to its own facility during 2002 although we still furnish several components for the kits.  Additionally, during the third quarter, we continued our work on sophisticated delivery catheters that will have utility in the treatment of atrial fibrillation, percutaneous mitral valve repair, carotid stent placement, and a variety of renal and peripheral interventions.  Each of these delivery catheters is based on our proprietary technology and could potentially be used in new treatments being developed by our customers addressing large patient populations.  As stated previously, some of the companies we are partnered with are much further along than others, with some of them on track to bring their therapeutic device to market sometime in 2005.

Sales of our safety products were $58,251 for the three months ended September 30, 2004, compared to $177,046 for the three months ended September 30, 2003 and $372,563 for the nine months ended September 30, 2004, compared to $386,257 for the nine months ended September 30, 2003, representing a 67.1% and 3.6% decrease, respectively.  These decreases are primarily due to the reasons described below.

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

Since then, sales of kits with safety needles have dropped precipitously.  Cook launched our safety needle in February 2004 and purchased a substantial amount of inventory.  Cook has advised us that it has experienced only modest sales of safety needles.  In both cases, our customers have indicated that physicians have been generally apathetic towards using safety needles.  While we remain cautiously optimistic that the federal mandate requiring the use of safety needles in all health care related procedures will result in a future favorable revenue stream for our safety needle, the market’s slow adoption rate no longer justified the level of investment we had in safety needle intellectual property rights and equipment.

As a result, the Company, with the assistance of an independent valuation firm, determined the current fair value of the safety needle assets at June 30, 2004 was $315,000.  This resulted in a one-time impairment charge of approximately $2.8 million which was reflected in the results from operations for the three months ended June 30, 2004.  The Company expects sales of safety needles to remain soft for the foreseeable future until the physicians begin to adopt the federal mandate.

Other sales, consisting of contract manufacturing, engineering services and freight charges were $351,195 for the three months ended September 30, 2004, compared to $462,785 for the three months ended September 30, 2003 and $883,282 for the nine months ended September 30, 2004, compared to $1,194,798 for the nine months ended September 30, 2003, representing a 24.1% and 26.1% decrease, respectively.  These decreases were primarily due to decreased engineering service sales during the three-month and nine-month periods.

Gross profit totaled $2,485,514 for the three months ended September 30, 2004, compared to $1,631,780 for the three months ended September 30, 2003 and $6,827,899 for the nine months ended September 30, 2004, compared to $5,522,174 for the nine months ended September 30, 2003, representing a 52.3% and 23.7% increase, respectively.  Total gross profit as a percent of sales increased for the three months ended September 30, 2004 from 40.4% to 47.4% compared to 2003 and increased for the nine months ended September 30, 2004 from 42.3% to 45.3% compared to 2003.  Our margins in 2004 were significantly improved over 2003 due to the resolution of several issues that were in place in 2003.  These issues included the recall of the FlowGuard product due to resin issues that have been resolved, the manufacturing by hand of safety needles which are now made on the automated equipment, and the high levels of depreciation and amortization on our safety needle assets related to the sales of safety needles.  Because of the impairment charge taken in the second quarter of 2004, these costs have come down significantly.  For the year we are still below our targeted margins of 48%.  We incurred some normal ramp-up inefficiencies in launching our FlowGuard product line, as well as some raw material quality issues and damaged tooling issues in the second quarter, but the margins in the third quarter returned closer to expected levels.  We expect our margins to approximate 46-48% in the fourth quarter as we continue to launch the smaller sizes of FlowGuard and other new products to the marketplace.

Enpath Lead Technologies Division (ELT)

Because we did not acquire the assets of this division until October 23, 2003, the comparative numbers shown for 2003 were taken directly from the unaudited records of BCI and are shown in order to give a point of reference to the current year results.

Net sales were $1,818,005 for the three months ended September 30, 2004, compared to $3,462,958 for the three months ended September 30, 2003, and $6,587,273 for the nine months ended September 30, 2004 compared to $7,970,980 for the nine months ended September 30, 2003, representing a 47.5% and 17.4% decrease, respectively.

Sales of our proprietary products, consisting of implantable stimulation leads, lead delivery systems and adaptors were $805,603 for the three months ended September 30, 2004, compared to $1,073,873 for the three months ended September 30, 2003 and were $2,952,690 for the nine months ended September 30, 2004, compared to $2,668,416 for the nine months ended September 30, 2003, representing a 25.0% decrease and a 10.7% increase, respectively.  The quarterly decrease was primarily due to a timing difference in the demand by our largest lead customer, while the annual increase was primarily due to new IS-1 adapter business that was not part of our proprietary business in 2003.  We expect sales in the fourth quarter to remain relatively flat and we expect sales to accelerate early in 2005 as we begin to introduce our new steroid lead and lead delivery system.

Sales of our contract manufacturing products, consisting primarily of lead accessories, were $955,933 for the three months ended September 30, 2004 compared to $2,281,175 for the three months ended September 30, 2003, and $3,420,339 for the nine months ended September 30, 2004, compared to $5,084,487 for the nine months ended September 30, 2003, representing a 58.1% and 32.7% decrease, respectively.  This decrease was primarily due to our largest customer continuing to adjust an inventory overstock situation and we look for reduced orders to continue through the remainder of 2004.  Additionally, as part of our overall strategy to focus on higher margin proprietary products, we discontinued several low margin contract manufacturing projects.  We expect that sales in the fourth quarter of 2004 will be flat or slightly lower due to the shift to proprietary products and the continued reduced orders from our largest customer.

Other sales consisting of our contract development work and freight were $56,469 for the three months ended September 30, 2004 compared to $107,910 for the three months ended September 30, 2003 and $214,244 for the nine months ended September 30, 2004, compared to $218,077 for the nine months ended September 30, 2003, representing a 47.7% and 0.2% decrease, respectively.  This decrease was primarily caused by a non-recurring payment of $125,000 for development work done for a customer.  The relatively low amount of other contract development is due to our continued focus on developing our own proprietary products which are scheduled to be released in the fourth quarter.  Therefore, we do not anticipate any significant revenue to be generated from our contract development for the remainder of 2004.

Gross profit totaled $320,297 for the three months ended September 30, 2004, compared to $1,296,586 for the three months ended September 30, 2003 and $1,491,740 for the nine months ended September 30, 2004, compared to $2,642,412 for the nine months ended September 30, 2003, representing a 75.3% and 43.6% decrease, respectively.  Total gross profit as a percent of sales decreased for the three months ended September 30, 2004 from 37.4% to 17.6% compared to 2003 and decreased for the nine months ended September 30, 2004 from 33.2% to 22.6% compared to 2003.  Gross profits were negatively affected by the amortization of identifiable intangible assets totaling $54,633 and $163,899 for the three and nine month periods of 2004, respectively.  Without the amortization charge, gross profits as a percent of sales for 2004 would have been 20.6% and 25.2% for the three and nine month periods, respectively.  The low level of sales during the quarter caused our production staff to be underutilized during the quarter which resulted in a significant portion of our overhead not being allocated to inventory.  While we expect margins to improve slightly in the fourth quarter, we do not expect margins to increase substantially until we launch our new Fastac Flex™ and Myopore Rx™ products to the market sometime in early 2005.

EDS and ELT Combined Expenses

Research and development expenses were $1,111,277 or 15.7% of sales for the three months ended September 30, 2004 compared to $459,965 or 11.4% of sales for the three months ended September 30, 2003 and $3,293,588 or 15.2% of sales for the nine months ended September 30, 2004, compared to $1,201,212 or 9.2% of sales for the nine months ended September 30, 2003.  Included in the 2004 amounts was $64,911 and $194,733 for the three and nine month periods, respectively, of identifiable intangible asset amortization related to the BCI acquisition.  We are experiencing higher than normal research and development expenditures in 2004 related primarily to our work at the ELT Division on validating the improved performance of our anti-inflammatory steroid epicardial lead and the submission of our application to the Food and Drug Administration for marketing approval.  The EDS division has been working aggressively on its family of proprietary advanced delivery introducers, as well as development work related to our partnerships with a number of other medical device companies working on therapies that will utilize our delivery systems.  We expect company-wide research and development expenditures in the fourth quarter to approximate 15-16% of sales.

Sales and marketing expenses were $501,235 or 7.1% of sales for the three months ended September 30, 2004 compared to $192,183 or 4.8% of sales for the three months ended September 30, 2003 and $1,364,158 or 6.3% of sales for the nine months ended September 30, 2004, compared to $646,919 or 5.0% of sales for the nine months ended September 30, 2003.  On March 31, 2004 we announced the formation of a single sales and marketing group for our two divisions and named James Mellor as Senior Vice President with overall responsibility for that effort.  James Reed was appointed to the new position of Director of Sales for the combined group.  We do not expect cost savings as a result of putting the two groups together, but rather a more focused and effective sales effort, especially with the large cardiac rhythm management companies.  We have incurred some major expenses related to web-site development and marketing materials updates which have driven expenses up in the first half of the year.  Overall, we expect sales and marketing expenses to approximate 6-7% of sales for 2004.

General and administrative expenses were $830,633 or 11.8% of sales for the three months ended September 30, 2004, compared to $378,352 or 9.4% of sales for the three months ended September 30, 2003 and $2,664,607 or 12.3% of sales for the nine months ended September 30, 2004, compared to $1,334,233 or 10.2% of sales for the nine months ended September 30, 2003.  Included in the 2004 amounts was $29,376 and $88,128 for the three and nine month periods, respectively, of identifiable intangible asset amortization related to the BCI acquisition.  This 2004 increase was primarily due to increased spending on salaries, accounting and legal services, investor relations, name change and corporate integration activities.  Compliance with Sarbanes-Oxley Section 404 requirements has increased our accounting and legal costs significantly, and we expect these higher costs to continue for the remainder of 2004 and beyond.  We also have increased our investor relations activities in conjunction with our acquisition of BCI in order to convey our story to a growing group of investors.  Finally, we have incurred additional costs and expenses in connection with the integration of our new ELT division and the name change to Enpath Medical.  Overall, we expect general and administrative expenses to total 11-12% of sales for all of 2004.

Interest income decreased $9,420 and $34,791 and interest expense increased $48,608 and $133,889 for the three and nine months ended September 30, 2004 compared with the same periods in 2003, respectively.  Interest income decreased primarily due to lower cash balances resulting from the use of our cash to fund the BCI acquisition.  Interest expense increased primarily due to the interest payments on the October 2003 $5.0 million note payable used to help fund the BCI acquisition, as well as interest payments on our line of credit.

We regularly grant incentive stock options to our employees pursuant to our shareholder-approved Enpath Medical, Inc. 1999 Stock Option Incentive Plan.  During the nine month period ended September 30, 2004, we granted options from this plan to purchase a total of 159,100 shares of our common stock.  Of this total, Enpath Medical officers James D. Hartman, Mark C. Kraus and Michael D. Erdmann received grants of 20,000 shares, 10,000 shares and 5,000 shares, respectively, on February 11, 2004, at a price of $13.60 per share, which was the last sale price of the stock on that date.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2004 was $2,112,093, consisting primarily of a net loss of $1,333,361, adjusted for non-cash items of depreciation and amortization of $1,847,468 and safety needle asset impairment of $2,809,199, less a net change in our deferred tax asset of $898,944 and in operating assets and liabilities of $318,769.

Net cash used in investing activities for the nine months ended September 30, 2004 was $3,351,869.  Equipment was purchased totaling $1,005,708 and we had additions to intangible assets of $355,685.  We also paid BIOMEC Inc. an additional $1,990,476 in cash as part of the first contingent payment related to the acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $171,841.  We made note payments in the amount of $750,006, capital lease payments of $55,929 and received cash upon the exercise of options of $152,776.  We also borrowed $825,000 on our line of credit to fund increased inventory levels.  Inventories increased $955,310 primarily due to a change in our distribution strategy with our customers.  While this strategy has the short-term impact of increasing our inventories, it significantly simplifies the process our customers go through when they order our products.

As a result, our cash and cash equivalents were $0 as of September 30, 2004 compared to $1,067,935 at December 31, 2003.  Working capital increased from $4,558,369 as of December 31, 2003 to $4,975,891 as of September 30, 2004

We currently have three major customers that account for more than 10% of our sales.  The information below includes the customers’ percent of sales for the nine months ended September 30, 2004 and 2003 and the related percent of accounts receivable at September 30, 2004 and 2003.

	September 30, 2004		September 30, 2003
Customer	% Sales	% A/R	% Sales	% A/R
A	40%	47%	51%	46%
B	16%	12%	19%	8%
C	11%	13%	N/A	N/A

On October 23, 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5.0 million, used to finance a portion of the BCI acquisition, and a $3.0 million line of credit.  The borrowings are secured by substantially all of our assets and also contain certain financial covenants that must be met on a quarterly basis.  The agreement also prohibits the payment of dividends without the consent of the lender.  At September 30, 2004, we were in violation of our Senior Funded Debt Ratio covenant and on October 13, 2004 the bank waived the covenant violation.

Payments on the term loan consist of monthly principal payments of $83,334 plus interest at Libor plus 2.5%.  These payments commenced in November 2003.  The line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2005 if not renewed.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  We had outstanding borrowings under the line of credit of $825,000 at September 30, 2004.  This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 09/30/04	Date of Expiration
Line of credit	$3,000,000	$825,000	April 30, 2005

A summary of our contractual cash obligations at September 30, 2004 is as follows:

	Payments due by period
Contractual Obligations	Total	2004	2005	2006	2007	2008
Long-term debt, including interest	$4,540,464	$313,842	$1,212,945	$1,105,702	$1,058,444	$849,531
Operating leases	$1,225,744	104,388	429,816	319,477	191,108	180,955
Total contractual cash obligations	$5,766,208	$418,230	$1,642,761	$1,425,179	$1,249,552	$1,030,486

While we believe that we have sufficient resources with our current cash flow from operations and the existing credit facility to make payments required under our financing arrangements and to fund our planned operations for the remainder of 2004, there is no assurance that we will not need additional capital in the future.  Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.

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

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable.  Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.   We have not experienced significant bad debt expense and our reserve for doubtful accounts of $69,000 should be adequate for any exposure to loss in our September 30, 2004 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established reserves for excess and slow-moving inventories and believe the reserve of $116,000 at September 30, 2004 is adequate.

Valuation of Goodwill and Long-Lived Assets including Intangible Assets with Finite Lives

As a matter of policy, we review our major long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In addition, we annually review our goodwill for impairment.  The test for impairment of finite life assets requires us to make estimates of the fair value of our long-lived assets, primarily based on projected future cash flows using discount rates determined by management to be commensurate with the risk inherent in the current business model or another valuation technique. For goodwill, we determine whether the carrying amount of the reporting unit’s net assets exceeds its expected future cash flows.  If we determine that the carrying value may not be recoverable, we reduce the valuation of these assets on our financial statements.  Significant assets include the following:

Goodwill

The estimate of the fair value of the goodwill that resulted from our recent acquisition of BCI is one of the more significant estimates due to the judgment required in projecting future cash flows.  In addition to considering the current amount of goodwill recorded of approximately $9.1 million, it is necessary to consider its possible increase by the amount of any second contingent purchase payment that would be accrued in 2004.

Safety Needle

The realization of our remaining investment in the license agreement and manufacturing equipment related to the safety needle (aggregate investment of approximately $315,000 at September 30, 2004) is dependent upon attaining a sustained level of sales of this product.  We currently are comfortable projecting a level of future sales that is sufficient to allow us to fully realize the adjusted investment we have remaining in the safety needle product.  However, if actual sales fail to reach these levels, our adjusted investment in this product may not be fully realizable in the future (Note 4).

Other Intangibles with Finite Lives

Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $6.1 million at September 30, 2004, including $115,000 related to licensed technology for the safety needle included in the figure above) are being amortized on a straight-line method over their estimated useful lives, ranging from 3 to 30 years.

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

Forward Looking Statements

Statements included in this Quarterly Report on Form 10-Q, in our annual, quarterly and current reports filed by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain important factors could cause results to differ materially from those anticipated by some of these statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 entitled “Risk Factors.”  All forward-looking statements made by us, whether written or oral, and whether made by or on behalf of us are expressly qualified by these cautionary statements.  Additional factors that could cause results to differ materially are the following: our ability to successfully integrate the BCI operation; our dependence upon a limited number of key customers for our revenue; our ability to complete development of our Myopore Rx™ steroid epicardial lead and Fastac Flex™ delivery tool and obtain FDA and European approval of these devices; our ability and the ability of our distribution partners to successfully introduce the Myopore Rx steroid lead and Fastac Flex delivery tool to the market; our dependence upon licensing agreements with third parties for the technology underlying some of our products, ; our ability to develop or acquire new products to increase revenues; our ability to attract and retain key personnel; introduction of competitive products; patent and government regulatory matters; economic conditions; and our ability to raise capital.  All our forward-looking statements, whether written or oral are expressly qualified by these cautionary statements.  In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities used to maintain liquidity. Our earnings have not been materially affected by changes in interest rates on our floating interest rate debt because we have not maintained a significant outstanding balance on our line of credit agreement through September 30, 2004.  Based on our current borrowings, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than

 $50,000.  We have invested our excess funds in a money market fund and do not believe that a change in interest rates on such money market fund would have a material effect on our earnings.

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

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

None

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits and Reports on Form 8-K

(a)  Exhibits:

•                  Exhibit 10.1:  Waiver of covenant violation, dated October 13, 2004, related to Section 5.1(g) of the Revolving Credit And Term Loan Agreement (the “Loan Agreement”) dated October 17, 2003 and as amended via Letter Amendment No. 1 dated March 18, 2004 and Letter Amendment No. 2 dated July 19, 2004, between the Company and M&I Marshall & Ilsley Bank.

•                  Exhibit 31:  Certification of principal executive officer and principal financial officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

•                  Exhibit 32:  Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

 (b)  Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished during the third quarter of 2004 through October 26, 2004:

•                  On July 20, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the second quarter 2004 earnings press release including and a copy of the summary financial statements at June 30, 2004 and a copy of the statement of James D. Hartman, Chief Executive Officer of Enpath Medical, Inc., and other officers of the Company in connection with the Company’s second quarter 2004 conference call.

•                  On September 22, 2004, the Company filed a Current Report on Form 8-K to furnish under Items 8 and 9 a copy of the September 21, 2004 press release updating guidance on the results for the third quarter of 2004.

•                  On October 20, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 12 a copy of the third quarter 2004 earnings press release including and a copy of the summary financial statements at September 30, 2004 and, a copy of the statement of James D. Hartman, Chief Executive Officer of Enpath Medical, Inc., and other officers of the Company in connection with the Company’s third quarter 2004 conference call.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Enpath Medical, Inc.

Date: October 27, 2004	By: /s/ James D. Hartman Chairman, Chief Executive Officer and Chief Financial Officer