Form 10-Q
period 2005-06-30
ENPATH MEDICAL INC
filed 2005-08-05
CIK 833140

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

  Yes    ☐   No    ☒

The number of shares of Registrant’s common stock outstanding on August 3, 2005 was 5,953,410.

Item 1.  Consolidated Financial Statements

Balance Sheets

	June 30, 2005	December 31, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$—	$362,625
Accounts receivable, less allowance for doubtful accounts of $68,000 and $69,000, respectively	3,327,311	3,660,049
Inventories, less allowance for slow-moving inventory of $162,000 and $124,000, respectively	4,752,278	4,624,183
Prepaid expenses and other assets	386,841	230,443
Income taxes receivable	602,200	310,683
Deferred income taxes	194,000	194,000
Total current assets	9,262,630	9,381,983

Property and equipment:
Equipment	6,621,676	6,148,662
Office furniture, fixtures and computers	1,827,793	1,736,531
Leasehold improvements	1,704,341	1,576,759
	10,153,810	9,461,952
Less accumulated depreciation and amortization	(5,087,289)	(4,285,866)
Net property and equipment	5,066,521	5,176,086

Goodwill	9,607,975	9,593,662
Intangible assets with finite lives, net	5,581,593	5,861,045
Deferred income taxes	1,154,964	1,154,964

TOTAL ASSETS	$30,673,683	$31,167,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank line of credit payable	$1,000,000	$881,652
Current maturities of note payable to bank	1,000,000	1,000,000
Current installments of capital lease obligations	30,662	64,420
Accounts payable	1,183,385	927,196
Accrued compensation	1,168,732	810,016
Other accruals	205,768	260,946
Accrued acquisition payments	120,000	217,771
Total current liabilities	4,708,547	4,162,001

Long-term liabilities:
Notes payable to bank, less current maturities	2,333,320	2,833,324
Capital lease obligations, less current installments	—	6,473
Accrued acquisition payments	—	391,085
Total long-term liabilities	2,333,320	3,230,882

Total liabilities	7,041,867	7,392,883

Commitments and contingencies

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and outstanding 5,950,910 and 5,887,929 shares, respectively	59,509	58,879
Additional paid-in capital	21,714,796	21,283,676
Retained earnings	1,857,511	2,432,302
Total shareholders’ equity	23,631,816	23,774,857

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,673,683	$31,167,740

See accompanying condensed notes to consolidated financial statements

Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales	$7,193,659	$7,295,113	$13,810,411	$14,592,167
Cost of sales	4,413,522	4,549,519	8,663,749	9,078,339
Gross profit	2,780,137	2,745,594	5,146,662	5,513,828

Operating expenses:
Research and development	1,592,166	1,135,608	2,970,139	2,182,311
Selling, general and administrative	1,466,142	1,420,817	2,922,711	2,696,897
Impairment charge on safety needle investment (Note 4)	—	2,809,199	—	2,809,199
Total operating expenses	3,058,308	5,365,624	5,892,850	7,688,407

Operating loss	(278,171)	(2,620,030)	(746,188)	(2,174,579)

Other income (expense):
Interest expense	(61,151)	(46,486)	(124,153)	(94,151)
Interest income	—	213	—	1,608
Other	(6,392)	(4,315)	(13,953)	(1,032)
Total other income (expense)	(67,543)	(50,588)	(138,106)	(93,575)

Loss before income taxes	(345,714)	(2,670,618)	(884,294)	(2,268,154)
Income tax benefit	121,000	854,644	309,503	725,313
Net loss	$(224,714)	$(1,815,974)	$(574,791)	$(1,542,841)

Loss per common share
Basic	$(0.04)	$(0.31)	$(0.10)	$(0.27)
Diluted	$(0.04)	$(0.31)	$(0.10)	$(0.27)

Weighted average common and common equivalent shares outstanding
Basic	5,948,430	5,880,308	5,924,135	5,799,922
Diluted	5,948,430	5,880,308	5,924,135	5,799,922

See accompanying condensed notes to consolidated financial statements

Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at December 31, 2004	5,887,929	$58,879	$21,283,676	$2,432,302	$23,774,857
Options exercised	29,150	292	34,277	—	34,569
Stock issued for contingent payment	33,831	338	390,747	—	391,085
Option issued for consulting services	—	—	6,096	—	6,096
Net loss for the six months ended June 30, 2005	—	—	—	(574,791)	(574,791)
Balances at June 30, 2005	5,950,910	$59,509	$21,714,796	$1,857,511	$23,631,816

See accompanying condensed notes to consolidated financial statements

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(574,791)	$(1,542,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,215,885	1,281,452
Impairment charge on safety needle investment	—	2,809,199
Non-cash consulting services	6,096	6,500
Deferred income taxes	—	(898,944)
Changes in operating assets and liabilities:
Accounts receivable	332,738	131,941
Inventories	(128,095)	(168,168)
Prepaid expenses and other assets	(156,398)	(176,871)
Income taxes receivable	(291,517)	99,931
Accounts payable	256,189	307,317
Accrued expenses	303,538	182,970
Income taxes payable	—	64,311
Net cash provided by operating activities	963,645	2,096,797

Cash flows from investing activities:
Purchase of property and equipment, net of retirements	(691,858)	(544,068)
Additions to intangible assets	(149,323)	(273,511)
Additional cash paid for acquisition	(97,771)	(1,990,476)
Net cash used in investing activities	(938,952)	(2,808,055)

Cash flows from financing activities:
Principal payments on capital lease obligations	(40,231)	(36,879)
Principal payments on long-term debt	(500,004)	(500,004)
Borrowings on line of credit	118,348	350,000
Proceeds from exercise of options	34,569	147,436
Net cash used in financing activities	(387,318)	(39,447)

Net decrease in cash and cash equivalents	(362,625)	(750,705)

Cash and cash equivalents, beginning of period	362,625	1,067,935

Cash and cash equivalents, end of period	$—	$317,230

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$124,152	$94,151
Cash paid during the period for income taxes	$—	$9,500

Supplemental schedule of noncash investing activity:
Common stock issued in payment of contingent purchase price	$391,085	$1,819,473

See accompanying condensed notes to consolidated financial statements

Condensed Notes to Consolidated Financial Statements

Six Months Ended June 30, 2005

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

The financial statements presented herein as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.  Inventories consist of the following:

	June 30, 2005	December 31, 2004
Purchased parts and subassemblies	$3,101,129	$3,326,998
Work in process	946,321	513,608
Finished goods	704,828	783,577
Total Inventories	$4,752,278	$4,624,183

3.  Finite Life Intangible Assets

Finite life intangible assets at June 30, 2005 and December 31, 2004 are as follows:

		June 30, 2005
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$57,500	$57,500
Core technology	12	2,650,000	368,060	2,281,940
Developed technology	8	1,500,000	312,500	1,187,500
Customer relationships	6	615,000	170,840	444,160
Patents and inventions	5 to 9	1,478,200	451,343	1,026,857
Trade name	30	545,000	30,280	514,720
Other	5 to 10	96,571	27,655	68,916
Totals		$6,999,771	$1,418,178	$5,581,593

		December 31, 2004
	Estimated Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Value
Licensed technology	2	$115,000	$28,750	$86,250
Core technology	12	2,650,000	257,642	2,392,358
Developed technology	8	1,500,000	218,750	1,281,250
Customer relationships	6	615,000	119,588	495,412
Patents and inventions	5 to 9	1,346,676	338,756	1,007,920
Trade name	30	545,000	21,196	523,804
Other	5 to 10	93,085	19,034	74,051
Totals		$6,864,761	$1,003,716	$5,861,045

Amortization expense related to these assets is as follows:

Quarter ended June 30, 2005	$208,538
Quarter ended June 30, 2004	$243,136
Year ended December 31, 2004	$883,550

Estimated amortization expense for these assets over the next five fiscal years is as follows:

Year	Amount
2005	$834,000
2006	$810,000
2007	$782,000
2008	$774,000
2009	$584,000

4.  Safety Needle Asset Impairment

In recent years, the Company purchased an exclusive safety needle license for both the venous and arterial access markets from Med-Design Corporation, paying a total of $2,047,894.  Additionally, the Company invested in automated assembly equipment to pursue the large market potential for safety needles in response to the November 2000 Needlestick Safety and Prevention Act, which mandated the use of safer needles to prevent accidental needle sticks.

Based on discussions held with our customers during the second quarter of 2004, the Company determined that physicians had been slow to adopt the use of safety needles.  Based on this information, the Company determined that the market’s slow adoption rate no longer justified the level of investment it had in safety needle intellectual property rights and equipment.

As a result, the Company determined the current fair value of the safety needle assets at June 30, 2004 was $315,000.  This resulted in a one-time impairment charge of approximately $2.8 million which is reflected in the results from operations for the three months ended June 30, 2004.  In addition, the Company re-evaluated the future estimated lives of the safety needle assets and began depreciating the new fair value of these assets using the straight-line method over the terms shown below.

Item	Original Cost	Accumulated Depr/Amort	Preimpairment Net Book Value June 30, 2004	Impairment Write-Off	Fair Value June 30, 2004	Revised Life (Years)	Net Book Value June 30, 2005
License Agreement	$2,047,894	$(668,613)	$1,379,280	$1,264,280	$115,000	2	$57,500
Automation Equipment for Safety Needle	1,771,528	(221,312)	1,550,215	1,370,215	180,000	5	144,000
Safety Needle Molds and Tooling	402,290	(207,586)	194,704	174,704	20,000	2	10,000
Totals	$4,221,711	$(1,097,512)	$3,124,199	$2,809,199	$315,000		$211,500

On June 30, 2005, the Company had inventory of safety needles totaling $226,545 which amounted to 4.8% of total Company inventory.  The Company continues to sell safety needles on a monthly basis and is reducing the inventory levels of these products.  The Company estimates that it has approximately 12 months of safety needle inventory on hand.

5.  Net Income (Loss) Per Common Share

Basic per-share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is not dilutive which would be the case when the Company is in a loss situation.

6.  Income Taxes

Income tax benefit for the three and six month periods ended June 30, 2005, was computed using an estimated combined federal and state tax rate of 35%.  A combined rate of 32% was used for the three and six month periods ended June 30, 2004.  The overall tax rate is expected to remain at approximately 35% for the remainder of 2005 due to the availability of research and development tax credits, even though the federal and state statutory rate is 38%.

7.  Employee Stock Based Compensation and Accelerated Vesting

At June 30, 2005, the Company had two stock-based employee compensation plans.  The Company accounts for these plans under the APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

On April 28, 2005, the Company’s Board of Directors took action to accelerate vesting of all outstanding employee stock options.  As of that date, the Company had a total of 670,400 employee options outstanding, of which 214,000 were vested and 456,400 were unvested.  The Board accelerated the vesting schedule of the 456,400 unvested employee options, of which 439,800 were underwater and 16,600 were in the money.  Unvested options that were granted to Board members were not subject to the accelerated vesting.

Summary information related to these options is shown below.

Employees	Total	Vested	Unvested
Underwater Options	561,900	122,100	439,800
In The Money Options	108,500	91,900	16,600
Total Options	670,400	214,000	456,400

The Board took the action to accelerate the vesting of the options in order to eliminate approximately $1.3 million in compensation expense that the Company would otherwise have incurred over four years beginning in 2006, upon the adoption of FAS 123(R).  Under this statement, the Company would have been required to recognize the expense associated with these option grants as the options vest.  The Company also determined that no compensation expense needed to be booked for the 16,600 in the money options that were unvested due to the high likelihood of continued employment of the individuals involved, as well as the short remaining period (less than one year) to full vesting.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss - as reported	$(224,714)	$(1,815,974)	$(574,791)	$(1,542,841)
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards)	(1,605,121)	(110,878)	(1,765,854)	(316,741)
Pro forma net loss	$(1,829,835)	$(1,926,852)	$(2,340,645)	$(1,859,582)

Net loss per share:
Basic net loss per share - as reported	$(0.04)	$(0.31)	$(0.10)	$(0.27)
Basic net loss per share - pro forma	$(0.31)	$(0.33)	$(0.40)	$(0.32)
Diluted net loss per share - as reported	$(0.04)	$(0.31)	$(0.10)	$(0.27)
Diluted net loss per share - pro forma	$(0.31)	$(0.33)	$(0.40)	$(0.32)

Weighted average common shares outstanding:
Basic	5,948,430	5,880,308	5,924,135	5,799,922
Diluted	5,948,430	5,880,308	5,924,135	5,799,922

The above pro forma effects on net loss and net loss per common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.

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

The table below shows the breakdown of the purchase price we paid to date to acquire the operating assets of BCI and how we assigned it to the assets and liabilities acquired:

Purchase Price Summary

Amount
Initial payment (cash and stock)	$17,010,000
Working capital adjustment	897,000
Direct acquisition costs	1,263,000
First contingent payment (cash and stock)	3,032,000
Second contingent payment (cash and stock)	489,000
Total Consideration	$22,691,000

Values Assigned to Assets and Liabilities

Amount
Current assets	$3,756,000
Current liabilities	(1,011,000)
Property & equipment	1,733,000
Acquired in-process R&D	2,650,000
Identifiable intangibles	5,955,000
Goodwill	9,608,000
Net Assets Acquired	$22,691,000

We wrote off the $2,650,000 of acquired in-process R&D in the fourth quarter of 2003.  We continue to amortize the $5,955,000 of identifiable intangibles over five to thirty years which results in amortization expense in 2005 of approximately $153,000 per quarter.

Results of Operations

Three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004

Total net sales were $7,193,659 and $13,810,411 for the three and six month periods ended June 30, 2005, compared to $7,295,113 and $14,592,167 for the three and six month periods ended June 30, 2004, representing a 1.4% and 5.4% decrease, respectively.  Total gross profits were $2,780,137 and $5,146,662 for the three and six month periods ended June 30, 2005, compared to $2,745,594 and $5,513,828 for the three and six month periods ended June 30, 2004, representing a 1.3% increase and a 6.7% decrease, respectively.  Total operating expenses were $3,058,308 and $5,892,850 for the three and six month periods ended June 30, 2005, compared to $5,365,624 and $7,688,407 for the three and six month periods ended June 30, 2004.  The three and six month numbers for 2004 included the $2,809,199 impairment charge on the safety needle investment.  Without this charge, comparable total operating expenses were $2,556,425 and $4,879,208 for the three and six month periods ended June 30, 2004, representing a 19.6% and 20.8% increase in 2005, respectively.

Delivery Systems Product Line

Sales of our core introducer products were $4,126,262 and $8,182,595 for the three and six month periods ended June 30, 2005, compared to $4,139,102 and $7,880,733 for the three and six month periods ended June 30, 2004, representing a 0.3% decrease and a 3.8% increase, respectively.  The slight increase for the six month period was primarily due to increased sales of our FlowGuard™ valved introducer.  As we reported in our Form 10-Q for the first quarter of 2005, we expect sales of introducer products to remain flat or slightly lower over the next several quarters when compared to sales in the second quarter of 2005 due to the fact that our FlowGuard introducer has been in the marketplace for almost one year and sales patterns have stabilized after the initial ramp-up.

Sales of our advanced delivery products were $314,458 and $546,611 for the three and six month periods ended June 30, 2005, compared to $388,542 and $1,095,767 for the three and six month periods ended June 30, 2004, representing a 19.1% and 50.1% decrease, respectively.  This decrease was primarily due to reduced shipments of advanced delivery components and kits to Medtronic in support of its Cardiac Re-Synchronization Therapy devices.  In 2002, we announced the transition of these products from our facility to Medtronic’s and we continue to see volatility in the order patterns as this transition continues.  The growth opportunity for our advanced delivery product line lies with the development and sale of sophisticated delivery catheters that may be used in the treatment of atrial fibrillation, percutaneous mitral valve repair, carotid stent placement, and a variety of renal and peripheral interventions.  On July 21, 2005 we announced that we had signed an exclusive license and supply agreement with Bard EP, a division of C. R. Bard, Inc. (“Bard”) for distribution of this product in the electrophysiology (“EP”) market.

We are also continuing our work with several other customers on delivery catheters for use in new treatments being developed by these customers addressing large patient populations.  We expect several of these customers to bring their therapeutic devices to market sometime in 2006.  We expect advanced delivery product sales to increase in the second half of 2005 as our customers begin to launch their new devices into the marketplace with our delivery systems.

Sales of our safety products were $50,085 and $146,227 for the three and six month periods ended June 30, 2005, compared to $138,741 and $314,312 for the three and six month periods ended June 30, 2004, representing a 63.9% and 53.5% decrease, respectively.  Our two largest safety needle customers, Medtronic, Inc. and Cook Incorporated, both informed us in June 2004 that market acceptance of the safety needle was very modest.  As a result, we determined that the current fair value of our safety needle assets at June 30, 2004 was $315,000.  This resulted in a one-time impairment charge of approximately $2.8 million which we reflected in the results from operations for the three months ended June 30, 2004.  We expect sales of safety needles to remain soft for the foreseeable future and we are continuing to evaluate our options for this product.  On June 30, 2005, we had inventory of safety needles totaling $227,000 which amounted to approximately 5% of total inventory.  We are continuing to sell safety needles on a monthly basis and continue to make the required royalty payments based on these sales.  We are also reducing the inventory levels of these products.  We estimate that we have approximately a 12 month supply of safety needle inventory on hand.

Contract manufacturing sales were $95,536 and $256,235 for the three and six month periods ended June 30, 2005, compared to $167,469 and $301,142 for the three and six month periods ended June 30, 2004, representing a 43.0% and 14.9% decrease, respectively.  Contract manufacturing is a very small part of our overall sales and we do not actively seek this type of business.  We expect to see reduced contract manufacturing sales for each of the remaining quarters of 2005 when compared to second quarter 2005 sales.

Other sales, consisting of engineering services and freight charges were $117,339 and $455,634 for the three and six month periods ended June 30, 2005, compared to $117,865 and $230,945 for the three and six month periods ended June 30, 2004, representing a 0.5% decrease and a 97.3% increase, respectively.  The six month increase was primarily due to increased engineering service sales on behalf of our customers as we continue to work on new development projects.  We expect other sales to increase in the third and fourth quarters as we continue working on new development projects.

Gross profits were $1,948,092 and $3,976,818 for the three and six month periods ended June 30, 2005, compared to $2,086,045 and $4,342,385 for the three and six month periods ended June 30, 2004, representing a 6.6% and 8.4% decrease, respectively.  Total gross profit as a percent of sales decreased from 42.1% to 41.4% for the comparable three month period and decreased from 44.2% to 41.5% for the comparable six month period.  These decreases were primarily due to the decrease in sales of high margin advance delivery products, as well as inefficiencies related to lower levels of production than in previous quarters.  We are also incurring ramp-up costs as we bring up production capabilities for advanced steerable introducer manufacturing.  We expect gross profit as a percent of sales to increase slightly in the third quarter due to anticipated sales increases of advanced delivery components to Medtronic.  However, we do not expect to see large increases in gross profit as a percent of sales until we begin selling advanced delivery catheters and begin to absorb some of the increased overhead associated with this product line.

Lead Technologies Product Line

Sales of our proprietary products, consisting of implantable stimulation leads, lead delivery systems and adaptors were $942,441 and $1,656,180 for the three and six month periods ended June 30, 2005, compared to $1,066,875 and $2,147,087 for the three and six month periods ended June 30, 2004, representing an 11.7% and 22.9% decrease, respectively.  This decrease was primarily due to continued reduced sales of leads and adaptors to our largest lead customer. In the first quarter of 2004, this customer informed us that it had a significant overstock situation and that it would be reducing orders until the situation was rectified.  Recent forecasts from this customer would indicate that this situation is beginning to rectify itself.

On March 21, 2005, we received European approval to begin selling the Myopore Rx steroid lead through one of our OEM customers and the first shipment of these leads was made in April 2005.  We expected to receive European approval for our second Myopore Rx OEM customer during the second quarter, but unexpected delays in receiving certain information from our customer has pushed our expectation for this approval into the third quarter and maybe later.  While we expect proprietary product sales to increase in the last half of 2005 due to the European approvals and pending release of our

Fastac Flex device, we do not expect to see large increases in proprietary product sales until the FDA situation is resolved with regard to our Myopore Rx device, as described below.

Our history on the Myopore Rx Pre Market Approval (“PMA”) submission with the U.S. Food and Drug Administration (“FDA”) began in April 2004, when we met with the FDA to determine the regulatory pathway for this product.  We received a determination from the FDA that this product would be an appropriate candidate for a Paper PMA, requiring an approved GMP animal study combined with a review of the clinical literature, but no human clinical trials.  By adhering to these determination guidelines, we submitted the first complete PMA application in August 2004.  In early December 2004, we received a non-approvable letter from the FDA with the major deficiencies citing the results of the animal study as “not meeting the expectations of the FDA” (even though the study results met the study objectives) and “the clinical literature review provided lacked “robustness.”  In early January 2005, we again met with the FDA to review updated animal study data, more retrospective clinical information, and a draft of the clinical section for the instructions for use.  In early March, after repeated attempts to reach the FDA, they informed us that what we had provided in January was not sufficient for approval.  We then met with the FDA in April 2005 to discuss our proposal for collecting prospective human clinical data on our steroid epicardial lead and to review administrative issues surrounding our PMA submission.  Because of the magnitude of the human clinical study suggested by the FDA, it is unlikely that we could accommodate its request due to the cost and time required to conduct such a study.

We met with the FDA on June 1, 2005 and presented our formal appeal to their ruling.  On July 12, 2005, the Office of Device Evaluation (“ODE”) at the FDA denied the Company’s appeal of the decision by the ODE staff that the pending PMA for the Company’s Myopore Rx steroid lead is not approvable as currently submitted.  The FDA has indicated that human clinical results would be required in order to grant marketing clearance of the Myopore Rx.  If a feasible study solution is not found, then we may take our appeal to the next level with the Director for the Center of Devices and Radiological Health.  These discussions, as well as the potential for a next-level appeal, could take place before the end of August.

We have communicated the FDA’s appeal decision to our two OEM partners and intend to explore possible options with each of them.

Sales of our contract manufacturing products were $1,198,802 and $2,098,320 for the three and six month periods ended June 30, 2005 compared to $1,130,640 and $2,464,406 for the three and six month periods ended June 30, 2004, representing a 6.0% increase and a 14.9% decrease, respectively.  The slight increase in the second quarter was due to some additional one-time orders from our largest customer while the decrease for the year was primarily due to our discontinuing several contract manufacturing projects during the second quarter of 2004 because the margins were unacceptable and the projects were inconsistent with our product focus.  Contract manufacturing sales were also affected by our largest lead customer’s overstock situation, although recent forecasts from this customer would indicate that this situation is beginning to rectify itself.  We expect contract manufacturing product sales to remain flat or slightly lower for the next two quarters when compared to the second quarter of 2005.

Engineering service sales were $348,736 and $468,609 for the three and six month periods ended June 30, 2005, compared to $145,879 and $157,775 for the three and six month periods ended June 30, 2004, representing a 139.1% and 197.0% increase, respectively.  This increase was primarily due to an increased number of projects underway on behalf of our customers related to new lead development.  We expect these sales in the next two quarters to approximate the sales experienced in the second quarter of 2005 as we continue working on development projects for our customers.

Gross profits were $832,045 and $1,169,844 for the three and six month periods ended June 30, 2005, compared to $659,549 and $1,171,443 for the three and six month periods ended June 30, 2004, representing a 26.2% increase and a 0.1% decrease, respectively.  Total gross profit as a percent of sales increased from 28.2% to 33.4% for the comparable three months period and increased from 24.6% to 27.7% for the comparable six month period.  These increases were primarily due to better margins on contract manufacturing work compared to 2004 related to discontinuing several low-margin contract manufacturing projects.  However, overall margins are still well below our target because we simply have too much fixed overhead at our Lead Technologies facility to spread over the current sales level.  We expect to see some improvement in these margins as sales begin to accelerate, but it is unlikely that we will achieve margin levels in the 40% plus range similar to the Delivery Systems facility until we are in full scale production of the Myopore Rx and Fastac Flex.

Expenses

Research and development expenses were $1,592,166 and $2,970,139 or 22.1% and 21.5% of sales for the three and six month periods ended June 30, 2005 compared to $1,135,608 and $2,182,311 or 15.6% and 15.0% of sales for the three and six month periods ended June 30, 2004.  A significant portion of our increased research and development expenditures centers around the use of consultant advisors to respond to the various issues being raised by the FDA in our application for marketing clearance on the Myopore Rx.  In addition, we spent significant resources on modifying certain product features of the Fastac Flex to make it more robust.  The improved product is currently available for sale in the United States, although at this time our distribution partners are uncertain as to the timing of the launch of the Fastac Flex in light of the Myopore Rx FDA situation.  We also incurred significant costs related to providing clinical use product for a number of our steerable introducer customers.  Manufacturing sophisticated products by hand the first time typically results in inefficiencies and yield costs which we absorb into our development process.  We expect research and development expenditures in the remaining two quarters to be lower than the second quarter of 2005 as we begin to finalize several of our development projects.

Sales and marketing expenses were $544,587 and $979,822 or 7.6% and 7.1% of sales for the three and six month periods ended June 30, 2005 compared to $495,792 and $862,923 or 6.8% and 5.9% of sales for the three and six month periods ended June 30, 2004.  This increase was primarily due to increased spending on salaries, printed supplies, physician education activities and insurance.  We also hired a second product marketing manager and started rolling out our new corporate branding logo to the market.  We expect sales and marketing expenses over each of the next two quarters to be slightly lower than the expenses experienced in the second quarter of 2005.

General and administrative expenses were $921,555 and $1,942,889 or 12.8% and 14.1% of sales for the three and six month periods ended June 30, 2005 compared to $925,025 and $1,833,974 or 12.7% and 12.6% of sales for the three and six month periods ended June 30, 2004.  The six month increase was primarily due to increased spending on accounting and legal services, consulting and insurance.  We are continuing our efforts on complying with new governance and disclosure requirements, and we also incurred some one-time costs related to recruitment, space planning and contract negotiation activities.  We expect general and administrative expenses over each of the next two quarters to be slightly lower than the expenses experienced in the second quarter of 2005.

Interest income decreased $213 and $1,608 and interest expense increased $14,665 and $30,002 for the three and six month periods ended June 30, 2005 compared with the same period in 2004.  Interest expense increased primarily due to increased interest payments on the line of credit borrowings.

As a result, we had a net loss of $224,714 and $574,791 or $.04 and $.10 per diluted share for the three and six month periods ended June 30, 2005, compared to a net loss of $1,815,974 and $1,542,841 or $.31 and $.27 per diluted share for the three and six month periods ended June 30, 2004.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2005 was $963,645, consisting of a net loss of $574,791, adjusted for non-cash items of depreciation and amortization of $1,215,885 and non-cash consulting services of $6,096, plus a net change in operating assets and liabilities of $316,455.  Accounts receivable decreased $332,738, primarily due to the timing of sales and faster customer payments during the period.  Receivables from customers averaged 42 days at the end of June 2005 compared to 45 days at the end of December 2004.  Inventory increased $128,095, primarily due to increased advanced delivery inventory purchases to ramp up for future product releases.  We had no cash as of June 30, 2005.  Because we have been utilizing our bank line of credit, we have been using excess cash to pay down the credit line in order to minimize interest expense.  We will continue to maintain a small cash balance while we utilize our line of credit.

Net cash used in investing activities for the six months ended June 30, 2005 was $938,952.  We purchased equipment totaling $691,858 and we had additions to intangible assets of $149,323.  We also paid BIOMEC Inc. an additional $97,771 in cash as part of the second contingent payment related to the acquisition.

Net cash used in financing activities for the six months ended June 30, 2005 was $387,318.  We made note payments in the amount of $500,004, capital lease payments of $40,231 and borrowed an additional $118,348 on our line of credit.  This was offset by cash received upon the exercise of options of $34,569.

As a result, our cash and cash equivalents were $0 as of June 30, 2005 compared to $362,625 at December 31, 2004. Working capital decreased slightly from $5.2 million as of December 31, 2004 to $4.6 million as of June 30, 2005.

We currently have three major customers that account for more than 10% of our sales.  The information below includes the percent of sales for the six months ended June 30, 2005 and 2004 and the related accounts receivable balance on June 30, 2005 and 2004.

	June 30, 2005		June 30, 2004
Customer	% Sales	% A/R	% Sales	% A/R
A	26%	28%	36%	32%
B	18%	10%	17%	22%
C	12%	4%	12%	12%

On October 23, 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5 million, which was used to finance a portion of the BCI acquisition, and a $3 million line of credit.  On March 31, 2005, the bank renewed the line of credit, increased the limit to $4 million and revised the expiration date to April 30, 2006.  The borrowings are secured by substantially all of our assets and also contain financial covenants that must be met on a quarterly basis.  The agreement also prohibits the payment of dividends without the consent of the lender.  At June 30, 2005, we were in violation of certain of these covenants due to our losses during the quarter.  On July 26, 2005 the bank waived the covenant violations.

Payments on the term loan consist of monthly principal payments of $83,334 plus interest at Libor plus 2.5%.  These payments commenced in November 2003.  The line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2006.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were borrowings of $1,000,000 outstanding under the line of credit at June 30, 2005 with $3,000,000 still available for use.  This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 06/30/05	Date of Expiration
Line of credit	$4,000,000	$1,000,000	April 30, 2006

A summary of our contractual cash obligations at June 30, 2005 is as follows:

	Payments due by period
Contractual Obligations	Total	2005	2006	2007	2008
Long-term debt, including interest	$3,689,475	$615,886	$1,140,139	$1,078,381	$855,069
Operating leases	$944,098	234,985	337,050	191,108	180,955
Total contractual cash obligations	$4,633,573	$850,871	$1,477,189	$1,269,489	$1,036,024

While we believe that we have sufficient resources with our current cash and credit facility to make payments to meet our long-term debt obligations and fund our planned operations for fiscal 2005, there is no assurance that we will not need additional capital in the future.  Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.

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

Stock Based Compensation and Accelerated Vesting

At June 30, 2005, the Company had two stock-based employee compensation plans.  The Company accounts for these plans under the APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

On April 28, 2005, the Company’s Board of Directors took action to accelerate vesting of all outstanding employee stock options.  As of that date, the Company had a total of 670,400 employee options outstanding, of which 214,000 were vested and 456,400 were unvested.  The Board accelerated the vesting schedule of the 456,400 unvested employee options, of which 439,800 were underwater and 16,600 were in the money.  Unvested options that were granted to Board members were not subject to the accelerated vesting.

This action was taken to eliminate approximately $1.3 million in compensation expense that the Company would otherwise have incurred over four years beginning in 2006, upon the adoption of FAS 123(R).  The Company also determined that no compensation expense needed to be booked for the 16,600 in the money options that were unvested due to the high likelihood of continued employment of the individuals involved, as well as the short remaining period (less than one year) to full vesting.

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

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable.  Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.  We have not experienced significant bad debt expense and our reserve for doubtful accounts of $68,000 should be adequate for any exposure to loss in our June 30, 2005 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established a reserve for excess and slow-moving inventories and believe the reserve of $162,000 at June 30, 2005 is adequate.

Valuation of Goodwill and Long-Lived Assets including Intangible Assets with Finite Lives

As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The test for impairment of finite life assets requires us to make estimates of the fair value of our long-lived assets, primarily based on projected future cash flows using discount rates determined by management to be commensurate with the risk inherent in the current business model or another valuation technique. For indefinite life intangibles, we determine whether the carrying amount of the reporting unit’s net assets exceeds its expected future cash flows.  If we determine that the carrying value of these assets may not be recoverable, we will reduce the valuation of these assets on our financial statements.  Significant intangible assets include the following:

Goodwill

The estimate of the fair value of the goodwill that resulted from our recent acquisition of BCI and the annual impairment test of this asset are significant estimates and require judgment in projecting future cash flows as well as considering the current amount recorded of approximately $9.6 million.

Safety Needle

The determination of the safety needle intangible and equipment impairments during 2004 was a significant estimate in 2004.  In addition, the realization of our remaining investment in the license agreement and manufacturing equipment related to the safety needle (aggregate net balance of $211,500 at June 30, 2005) is dependent upon attaining a sustained level of sales of this product.  We currently are comfortable projecting a level of future sales that is sufficient to allow us to fully realize the adjusted investment we have remaining in the safety needle inventory and equipment.  However, if actual sales fail to reach these levels, our adjusted investment in this product may not be fully realizable in the future.

Other Intangibles with Finite Lives

Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $5.6 million at June 30, 2005) are being amortized on a straight-line method over their estimated useful lives, ranging from 2 to 30 years.

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

We believe that the three in-process projects described above will reach technological feasibility.  However, because of the risks associated with the commercial viability of these products, there can be no assurance that these projects will actually achieve commercialization.  These risks include the delay or failure to obtain the necessary regulatory approvals or the failure to achieve market acceptance.  We have received European approval to begin selling the steroid lead through one OEM partner, as well as FDA approval to begin selling the Fastac Flex tool.  We anticipate receiving European approval for the steroid lead for a second OEM partner in the third or fourth quarter of 2005, but do not anticipate FDA approval on this lead anytime soon.  Updated information related to these three projects is summarized below:

Status On June 30, 2005

Category	Leads	Tool	Adaptor
Costs incurred as of 06/30/05	$1,410,000	$1,062,000	$165,000
Estimated cost to complete	$150,000	$20,000	$75,000
Percent complete (dollars)	90.4%	98.2%	68.8%
Months spent up to 06/30/05	32	32	32
Estimated months to complete	6	1	2
Percent complete (months)	84.2%	97.0%	94.1%
Year revenues estimated to begin	2005	2005	2005
Regulatory approval received
FDA	No	Yes	No
European	Yes (1)	No	No

(1)  Approval for one partner

In October 2004, the Company entered into an exclusive arrangement under which it will develop and supply IS-4 adaptors for a major CRM company.  As a result of this agreement, the Company has reduced the total dollars it estimates it will spend on the adaptor project.

Forward Looking Statements

Statements included in this Quarterly Report on Form 10-Q, in our annual and quarterly reports, in filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Certain important factors could cause results to differ materially from those anticipated by some of these statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.  Among the factors that could cause results to differ materially are the following: the ability of Enpath to obtain FDA marketing approval or clearance for its steerable sheath, the ability of Enpath to complete the integration of the BCI operations; Enpath’s dependence upon a limited number of key customers for its revenue; Enpath’s ability to complete development of its Myopore Rx steroid epicardial lead and FasTac Flex delivery tool and obtain FDA and European approval to market these devices; the ability of Enpath and its distribution partners to successfully introduce the Myopore Rx and FasTac Flex; the ability of Enpath’s customers to successfully develop and market therapies that utilize the Company’s advanced delivery systems; Enpath’s dependence upon licensing agreements with third parties for the technology underlying some of its products; Enpath’s ability to effectively manufacture its products, including the new Myopore Rx steroid lead and the FasTac Flex delivery device, in anticipated required quantities; Enpath’s ability to develop or acquire new products to increase its revenues; Enpath’s ability to attract and retain key personnel; introduction of competitive products; Enpath’s ability to successfully protect its intellectual property against misappropriation or claims of infringement by third parties; government regulatory matters; economic conditions; and Enpath’s ability to raise capital.  All forward-looking statements of Enpath, whether written or oral, and whether made by or on behalf of Enpath, are expressly qualified by these cautionary statements.  In addition, Enpath disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

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

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

Information called for by this item with respect to the annual meeting of Enpath Medical, Inc. shareholders held on April 28, 2005, is contained in Part II – Item 4 of Enpath’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Item 5 – Other Information

None

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

Enpath Medical, Inc.

Date: August 4, 2005	By:	/s/ James D. Hartman
Chairman, Chief Executive Officer and Chief Financial Officer