Form 10-Q
period 2005-09-30
ENPATH MEDICAL INC
filed 2005-11-04
CIK 833140

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of shares of Registrant’s common stock outstanding on November 1, 2005 was 6,020,480.

Item 1.  Condensed Consolidated Financial Statements

Balance Sheets

	September 30, 2005	December 31, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$609,845	$362,625
Accounts receivable, less allowance for doubtful accounts of $58,000 and $69,000, respectively	3,689,594	3,660,049
Inventories, less allowance of $308,000 and $124,000, respectively	4,625,457	4,624,183
Prepaid expenses and other assets	148,203	230,443
Income taxes receivable	204,405	310,683
Deferred income taxes	194,000	194,000
Total current assets	9,471,504	9,381,983

Property and equipment:
Equipment	6,910,691	6,148,662
Office furniture, fixtures and computers	1,838,992	1,736,531
Leasehold improvements	1,705,558	1,576,759
	10,455,241	9,461,952
Less accumulated depreciation and amortization	(5,495,553)	(4,285,866)
Net property and equipment	4,959,688	5,176,086

Goodwill	9,487,975	9,593,662
Intangible assets with finite lives, net	5,482,396	5,861,045
Deferred income taxes	1,154,964	1,154,964

TOTAL ASSETS	$30,556,527	$31,167,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank line of credit payable	$1,100,000	$881,652
Current maturities of note payable to bank	1,000,000	1,000,000
Current installments of capital lease obligations	16,245	64,420
Accounts payable	1,088,416	927,196
Accrued compensation	922,871	810,016
Other accruals	228,154	260,946
Accrued acquisition payments	—	217,771
Total current liabilities	4,355,686	4,162,001

Long-term liabilities:
Notes payable to bank, less current maturities	2,083,318	2,833,324
Capital lease obligations, less current installments	—	6,473
Deferred revenue	150,000	—
Accrued acquisition payments	—	391,085
Total long-term liabilities	2,233,318	3,230,882
Total liabilities	6,589,004	7,392,883

Commitments and contingencies

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and outstanding 6,019,380 and 5,887,929 shares, respectively	60,194	58,879
Additional paid-in capital	21,812,380	21,283,676
Retained earnings	2,094,949	2,432,302
Total shareholders’ equity	23,967,523	23,774,857

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,556,527	$31,167,740

See accompanying condensed notes to consolidated financial statements

Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2005	Sep 30, 2004	Sep 30, 2005	Sep 30, 2004
Net sales	$7,669,486	$7,063,550	$21,479,897	$21,655,717
Cost of sales	4,846,479	4,257,739	13,510,228	13,336,078
Gross profit	2,823,007	2,805,811	7,969,669	8,319,639

Operating expenses:
Research and development	1,207,206	1,111,277	4,177,345	3,293,588
Selling, general and administrative	1,169,760	1,331,868	4,092,471	4,028,765
Impairment charge on safety needle investment (Note 4)	—	—	—	2,809,199
Total operating expenses	2,376,966	2,443,145	8,269,816	10,131,552

Operating income (loss)	446,041	362,666	(300,147)	(1,811,913)

Other income (expense):
Interest expense	(73,272)	(52,485)	(197,425)	(146,636)
Interest income	—	5	—	1,613
Other expense	(7,480)	(1,890)	(21,433)	(2,922)
Total other income (expense)	(80,752)	(54,370)	(218,858)	(147,945)

Income (loss) before income taxes	365,289	308,296	(519,005)	(1,959,858)
Income tax benefit (expense)	(127,851)	(98,816)	181,652	626,497
Net income (loss)	$237,438	$209,480	$(337,353)	$(1,333,361)

Income (loss) per common share
Basic	$0.04	$0.04	$(0.06)	$(0.23)
Diluted	$0.04	$0.03	$(0.06)	$(0.23)

Weighted average common and common equivalent shares outstanding
Basic	5,973,107	5,885,853	5,940,639	5,828,670
Diluted	6,079,641	6,105,940	5,940,639	5,828,670

See accompanying condensed notes to consolidated financial statements

Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at December 31, 2004	5,887,929	$58,879	$21,283,676	$2,432,302	$23,774,857
Options exercised	97,620	977	131,861	—	132,838
Stock issued for contingent payment	33,831	338	390,747	—	391,085
Option issued for consulting services	—	—	6,096	—	6,096
Net loss for the nine months ended Sept 30, 2005	—	—	—	(337,353)	(337,353)
Balances at Sept 30, 2005	6,019,380	$60,194	$21,812,380	$2,094,949	$23,967,523

See accompanying condensed notes to consolidated financial statements

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(337,353)	$(1,333,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,837,992	1,847,468
Impairment charge on safety needle investment	—	2,809,199
Non-cash consulting services	6,096	6,500
Deferred income taxes	—	(898,944)
Changes in operating assets and liabilities:
Accounts receivable	(29,545)	220,143
Inventories	(1,274)	(955,310)
Prepaid expenses and other assets	82,240	(87,547)
Income taxes receivable	106,278	99,931
Accounts payable	161,220	65,518
Accrued expenses	80,063	175,370
Income taxes payable	—	163,126
Deferred revenue	150,000	—
Net cash provided by operating activities	2,055,717	2,112,093

Cash flows from investing activities:
Purchase of property and equipment, net of retirements	(993,289)	(1,005,708)
Additions to intangible assets	(263,968)	(355,685)
Additional cash paid for acquisition	(97,771)	(1,990,476)
Net cash used in investing activities	(1,355,029)	(3,351,869)

Cash flows from financing activities:
Principal payments on capital lease obligations	(54,648)	(55,929)
Principal payments on long-term debt	(750,006)	(750,006)
Borrowings on line of credit	218,348	825,000
Proceeds from exercise of options	132,838	152,776
Net cash provided by (used in) financing activities	(453,468)	171,841

Net increase (decrease) in cash and cash equivalents	247,220	(1,067,935)

Cash and cash equivalents, beginning of period	362,625	1,067,935

Cash and cash equivalents, end of period	$609,845	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$73,272	$52,485
Cash paid (refunds received) net during the period for income taxes	$(287,929)	$9,500

Supplemental schedule of noncash investing activity:
Common stock issued in payment of contingent purchase price	$391,085	$1,819,473
Reduction of goodwill due to adjustment to final contingent payment	$120,000	$—

See accompanying condensed notes to consolidated financial statements

Condensed Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2005
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

The financial statements presented herein as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.  Inventories consist of the following:

	September 30, 2005	December 31, 2004
Purchased parts and subassemblies	$3,111,317	$3,326,998
Work in process	955,439	513,608
Finished goods	558,701	783,577
Total Inventories	$4,625,457	$4,624,183

3.  Finite Life Intangible Assets

Finite life intangible assets at September 30, 2005 and December 31, 2004 are as follows:

		September 30, 2005
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$71,875	$43,125
Core technology	12	2,650,000	423,269	2,226,731
Developed technology	8	1,500,000	359,375	1,140,625
Customer relationships	6	615,000	196,466	418,534
Patents and inventions	5 to 9	1,592,846	514,177	1,078,669
Trade name	30	545,000	34,822	510,178
Other	5 to 10	96,571	32,037	64,534
Totals		$7,114,417	$1,632,021	$5,482,396

		December 31, 2004
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$28,750	$86,250
Core technology	12	2,650,000	257,642	2,392,358
Developed technology	8	1,500,000	218,750	1,281,250
Customer relationships	6	615,000	119,588	495,412
Patents and inventions	5 to 9	1,346,676	338,756	1,007,920
Trade name	30	545,000	21,196	523,804
Other	5 to 10	93,085	19,034	74,051
Totals		$6,864,761	$1,003,716	$5,861,045

Amortization expense related to these assets is as follows:

Quarter ended September 30, 2005	$213,843
Quarter ended September 30, 2004	$198,977
Nine months ended September 30, 2005	$628,305
Nine months ended September 30, 2004	$681,366
Year ended December 31, 2004	$883,550

Estimated amortization expense of these assets over the next five fiscal years is as follows:

Year	Amount
2006	$833,000
2007	$804,000
2008	$802,000
2009	$616,000
2010	$494,000

4.  Safety Needle Asset Impairment

In 2001, the Company purchased an exclusive safety needle license for both the venous and arterial access markets from Med-Design Corporation, paying a total of $2,047,894.  Additionally, the Company invested in automated assembly equipment to pursue the large market potential for safety needles in response to the November 2000 Needlestick Safety and Prevention Act, which mandated the use of safer needles to prevent accidental needle sticks.

Based on discussions held with our customers during the second quarter of 2004, the Company determined that physicians had been slow to adopt the use of safety needles.  Based on this information, the Company determined that the market’s slow adoption rate no longer justified the level of investment it had in safety needle intellectual property rights and equipment.

As a result, the Company determined the fair value of the safety needle assets at June 30, 2004 was $315,000.  This resulted in a one-time impairment charge of approximately $2.8 million which was reflected in the results from operations for the three months ended June 30, 2004.  In addition, the Company re-evaluated the future estimated lives of the safety needle assets and began depreciating the new fair value of these assets using the straight-line method over the terms shown below.

			Preimpairment			Revised	Net Book
	Original	Accumulated	Net Book Value	Impairment	Fair Value	Life	Value
Item	Cost	Depr/Amort	June 30, 2004	Write-Off	June 30, 2004	(Years)	September 30, 2005
License Agreement	$2,047,894	$(668,613)	$1,379,280	$1,264,280	$115,000	2	$43,125
Automation Equipment for Safety Needle	1,771,528	(221,312)	1,550,215	1,370,215	180,000	5	135,000
Safety Needle Molds and Tooling	402,290	(207,586)	194,704	174,704	20,000	2	7,500
Totals	$4,221,711	$(1,097,512)	$3,124,199	$2,809,199	$315,000		$185,625

While the Company continues to sell safety needles and is reducing inventory levels of these products, the Company may phase out this product line.  On September 30, 2005, in addition to a carrying value of $185,625 for its safety needle assets, the Company had safety needle inventory consisting of components and finished goods totaling $209,212 which amounted to 4.5% of total Company inventory.  The Company increased its inventory reserves during the third quarter by $58,000 in order to cover possible write-offs of safety needle inventory.

5.  Net Income (Loss) Per Common Share

Basic per-share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is not dilutive which would be the case when the Company is in a loss situation.

6.  Income Taxes

Income tax expense and benefit for the three and nine month periods ended September 30, 2005, was computed using an estimated combined federal and state tax rate of 35%.  A combined rate of 32% was used for the three and nine month periods ended September 30, 2004.  The overall tax rate for the remainder of 2005 is expected to be reduced as management continues to evaluate the availability and ultimate utilization of research and development tax credits generated.

7.  Employee Stock Based Compensation and Accelerated Vesting

At September 30, 2005, the Company had two stock-based compensation plans:  The 1999 Incentive Stock Option Plan and the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan.  The Company accounts for these plans under APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations.  No stock-based compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company also grants options and warrants to non-employees for goods and services and in conjunction with certain agreements.  These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25, and its related interpretive guidance.

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

Summary information related to these options is shown below:

Employees	Total	Vested	Unvested
Underwater Options	561,900	122,100	439,800
In The Money Options	108,500	91,900	16,600
Total Options	670,400	214,000	456,400

The Board took the action to accelerate the vesting of the options in order to eliminate approximately $1.3 million in compensation expense that the Company would otherwise have incurred over four years beginning in 2006, upon the adoption of FAS 123(R).  Under the Statement, the Company would have been required to recognize the expense associated with these option grants as the options vested.  The Company also determined that no compensation expense needed to be booked for the 16,600 in the money options that were unvested due to the high likelihood of continued employment of the individuals involved, as well as the short remaining period (less than one year) to full vesting.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	Sep 30, 2005	Sep 30, 2004	Sep 30, 2005	Sep 30, 2004
Net income (loss) - as reported	$237,438	$209,480	$(337,353)	$(1,333,361)
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards)	(51,132)	(142,557)	(1,816,986)	(437,365)
Pro forma net income (loss)	$186,306	$66,923	$(2,154,339)	$(1,770,726)

Net income (loss) per share:
Basic net income (loss) per share - as reported	$0.04	$0.04	$(0.06)	$(0.23)
Basic net income (loss) per share - pro forma	$0.03	$0.01	$(0.36)	$(0.30)
Diluted net income (loss) per share - as reported	$0.04	$0.03	$(0.06)	$(0.23)
Diluted net income (loss) per share - pro forma	$0.03	$0.01	$(0.36)	$(0.30)

Weighted average common shares outstanding:
Basic	5,973,107	5,885,853	5,940,639	5,828,670
Diluted	6,079,641	6,105,940	5,940,639	5,828,670

The above pro forma effects on net income (loss) and net income (loss) per common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.

The Board of Directors is re-examining the Company’s method of compensating employees and Board members through equity awards.  The Board expects that future equity compensation will consist of restricted stock awards or a combination of restricted stock and stock options.  On April 28, 2005, shareholders of the Company approved amendments to the Enpath Medical, Inc. 1999 Non-Employee Director and Medical Advisor Board Plan and the 1999 Incentive Stock Option Plan to allow the issuance of restricted stock grants.

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

On October 23, 2003, we completed the acquisition of the operating assets of BIOMEC Cardiovascular Inc. (“BCI”) from BIOMEC Inc. and began to operate the BCI business through our wholly-owned subsidiary, Enpath Lead Technologies, Inc. We paid $18 million less assumed liabilities of approximately $1 million plus a working capital adjustment of $897,000.  In addition, we made a contingent payment of $3 million on March 31, 2004, based on the final 2003 sales results of the acquired BCI business.  This payment consisted of $1.2 million in cash and $1.8 million in common stock (133,588 shares @ $13.62 per share).  We also made a second contingent payment on March 31, 2005 which was based on the increase in proprietary sales in 2004 over 2003.  This contingent payment totaled $488,856 and was paid out as $97,771 in cash and $391,085 in common stock (33,381 shares @ $11.56 per share).

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

The table below shows the breakdown of the purchase price we paid to date to acquire the operating assets of BCI and how we assigned it to the assets and liabilities acquired:

Purchase Price Summary

Amount
Initial payment (cash and stock)	$17,010,000
Working capital adjustment	897,000
Direct acquisition costs	1,263,000
First contingent payment (cash and stock)	3,032,000
Second contingent payment (cash and stock)	489,000
Total Consideration	$22,691,000

Values Assigned to Assets and Liabilities

Amount
Current assets	$3,756,000
Current liabilities	(891,000)
Property & equipment	1,733,000
Acquired in-process R&D	2,650,000
Identifiable intangibles	5,955,000
Goodwill	9,488,000
Net Assets Acquired	$22,691,000

We wrote off the $2,650,000 of acquired in-process R&D in the fourth quarter of 2003.  We continue to amortize the $5,955,000 of identifiable intangibles over five to thirty years which results in amortization expense in 2005 of approximately $153,000 per quarter.

Results of Operations

Three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004

Total net sales were $7,669,486 and $21,479,897 for the three and nine month periods ended September 30, 2005, compared to $7,063,550 and $21,655,717 for the three and nine month periods ended September 30, 2004, representing a 8.6% increase and .8% decrease, respectively.  Total gross profit was $2,823,007 and $7,969,669 for the three and nine month periods ended September 30, 2005, compared to $2,805,811 and $8,319,639 for the three and nine month periods ended September 30, 2004, representing a .6% increase and 4.2% decrease, respectively.  Total operating expenses were $2,376,966 and $8,269,816 for the three and nine month periods ended September 30, 2005, compared to $2,443,145 and $10,131,552 for the three and nine month periods ended September 30, 2004.  The nine month numbers for 2004 included the $2,809,199 impairment charge on the safety needle investment.  Without this charge, comparable total operating expenses were $2,443,145 and $7,322,353 for the three and nine month periods ended September 30, 2004, representing a 2.7% decrease and 12.9% increase in 2005, respectively.

Our operations are aggregated into one reportable segment: the manufacture and sale of medical devices.  Our two existing facilities have similar technology, manufacturing, customers and regulatory activities and we have combined all operating activities, including sales and marketing and research and development activities, to take advantage of similarities in customers and product development.  We have reported the sales activities below by product line to enable you to see what is happening in each of these areas.

Delivery Systems Product Line

Sales of our core introducer products were $4,254,485 and $12,437,080 for the three and nine month periods ended September 30, 2005, compared to $4,156,352 and $12,037,085 for the three and nine month periods ended September 30, 2004, representing a 2.4% and 3.3% increase, respectively.  The slight increase for the three and nine month periods was primarily due to increased sales of our FlowGuard™ valved introducer.  We expect sales of introducer products to be flat or slightly lower in the fourth quarter when compared to sales in the third quarter of 2005 due to the fact that our FlowGuard introducer has been in the marketplace for almost one year and sales patterns have stabilized after the initial ramp-up.

Sales of our advanced delivery products were $709,942 and $1,256,553 for the three and nine month periods ended September 30, 2005, compared to $679,747 and $1,775,514 for the three and nine month periods ended September 30, 2004, representing a 4.4% increase and 29.2% decrease, respectively.  The slight increase in the third quarter of 2005 was due to a one time order of Left Ventricle Lead Delivery System (“LVLDS”) kits that were shipped to Medtronic, as well as a small initial shipment of new delivery catheters to Bard EP, a division of C. R. Bard, Inc. (“Bard”), for physician testing. The decrease for the nine months of 2005 was primarily due to reduced shipments of advanced delivery components and kits to Medtronic in support of its Cardiac Re-Synchronization Therapy devices.  In 2002, we announced the transition of these products from our facility to Medtronic’s and we continue to see volatility in the order patterns as this transition continues.  The growth opportunity for our advanced delivery product line lies with the development and sale of sophisticated delivery catheters that may be used in the treatment of atrial fibrillation, percutaneous mitral valve repair, carotid stent placement, and a variety of renal and peripheral interventions.  On July 21, 2005 we announced that we had signed an exclusive license and supply agreement with Bard EP for distribution of this product in the electrophysiology (“EP”) market.  Bard has been conducting physician testing of the product and we have responded with some modest product enhancements based on physician feedback.  We expect Bard to launch the product in the United States late in the fourth quarter or early in 2006.

We are also continuing our work with several other customers on delivery catheters for use in new treatments being developed by these customers addressing large patient populations.  We currently have seven very active, advanced delivery introducer projects, including five with companies that are now, or soon will be, in human clinical trials and we expect several of these customers to bring their therapeutic devices to market sometime in 2006.  Advanced delivery product sales are expected to be approximately the same in the fourth quarter of 2005 when compared to the third quarter of 2005.

Sales of our safety products were $79,435 and $225,662 for the three and nine month periods ended September 30, 2005, compared to $58,251 and $372,563 for the three and nine month periods ended September 30, 2004, representing a 36.4% increase and a 39.4% decrease, respectively.  Our two largest safety needle customers, Medtronic, Inc. and Cook Incorporated, both informed us in June 2004 that market acceptance of the safety needle was very modest.  As a result, we determined that the fair value of our safety needle assets at June 30, 2004 was $315,000.  This resulted in a one-time impairment charge of approximately $2.8 million which we reflected in the results from operations for the three months ended June 30, 2004.  While we continue to sell safety needles on a monthly basis and reduce inventory levels of these products, we may phase out this product line.  On September 30, 2005, we had inventory of safety needles totaling $209,212 which amounted to 4.5% of our total inventory.  We increased our inventory reserves during the third quarter by $58,000 in order to cover possible write-offs of safety needle inventory.

Contract manufacturing sales were $101,704 and $357,939 for the three and nine month periods ended September 30, 2005, compared to $256,600 and $557,742 for the three and nine month periods ended September 30, 2004, representing a 60.4% and 35.8% decrease, respectively.  This decrease was primarily due to transferring one of our contract manufacturing jobs into our lead technologies facility in order to better balance our capacity and make room for our catheter manufacturing expansion.  Contract manufacturing is a very small part of our overall sales and we do not actively seek this type of business.  We expect to see a slight increase in contract manufacturing sales for the fourth quarter of 2005 when compared to third quarter 2005 sales.

Other sales, consisting of engineering services and freight charges were $223,784 and $679,418 for the three and nine month periods ended September 30, 2005, compared to $94,595 and $325,540 for the three and nine month periods ended September 30, 2004, representing a 136.6% and 108.7% increase, respectively.  The three and nine month increases were primarily due to increased engineering service sales on behalf of our customers as we continue to work on new development projects.  We expect engineering service sales to increase slightly in the fourth quarter as we continue working on steerable catheter projects for a variety of customers.

Gross profit was $2,128,747 and $6,105,565 for the three and nine month periods ended September 30, 2005, compared to $2,485,514 and $6,827,899 for the three and nine month periods ended September 30, 2004, representing a 14.4% and 10.6% decrease, respectively.  Total gross profit as a percent of sales decreased from 47.4% to 39.7% for the comparable three month period and decreased from 45.3% to 40.8% for the comparable nine month period.  These decreases were primarily due to the decrease in sales of high margin advance delivery products, as well as inefficiencies related to lower levels of production than in previous quarters and an increase in the inventory reserve.  We are also incurring ramp-up costs as we bring up production capabilities for advanced steerable introducer manufacturing.  We expect gross profit in the fourth quarter as a percent of sales to be similar to the gross profit percentage achieved in the third quarter.  We do not expect to see large increases in gross profit as a percent of sales until we begin selling advanced delivery catheters and begin to absorb some of the increased overhead associated with this product line.

Lead Technologies Product Line

Sales of our proprietary products, consisting of implantable stimulation leads, lead delivery systems and adaptors were $874,162 and $2,524,942 for the three and nine month periods ended September 30, 2005, compared to $805,603 and $2,952,690 for the three and nine month periods ended September 30, 2004, representing an 8.5% increase and 14.5%

decrease, respectively.  The third quarter increase was primarily due to shipments of our new Myopore™ Rx steroid epicardial lead to one of our OEM customers for sale in Europe.  In the first quarter of 2004, this customer informed us that it had a significant overstock situation and that it would be reducing orders until the situation was rectified.  Recent forecasts from this customer would indicate that this situation is beginning to rectify itself.  The year-to-date decrease was primarily due to lower sales of leads and adaptors to several of our OEM customers while they wait to see how the FDA will rule on our steroid lead.

On March 21, 2005, we received European approval to begin selling the Myopore Rx steroid lead through one of our OEM customers and the first shipment of these leads was made in April 2005.  We do not expect to see large increases in proprietary product sales until the FDA situation is resolved with regard to our Myopore Rx device, as described below.

Our history on the Myopore Rx Pre Market Approval (“PMA”) submission with the U.S. Food and Drug Administration (“FDA”) began in April 2004, when we met with the FDA to determine the regulatory pathway for this product.  We received a determination from the FDA that this product would be an appropriate candidate for a Paper PMA, requiring an approved GMP animal study combined with a review of the clinical literature, but no human clinical trials.  By adhering to these determination guidelines, we submitted the first complete PMA application in August 2004.  In early December 2004, we received a non-approvable letter from the FDA with the major deficiencies citing the results of the animal study as “not meeting the expectations of the FDA” (even though the study results met the study objectives) and “the clinical literature review provided lacked “robustness.”  In early January 2005, we again met with the FDA to review updated animal study data, more retrospective clinical information, and a draft of the clinical section for the instructions for use.  In early March, after repeated attempts to reach the FDA, they informed us that what we had provided in January was not sufficient for approval.  We then met with the FDA in April 2005 to discuss our proposal for collecting prospective human clinical data on our steroid epicardial lead and to review administrative issues surrounding our PMA submission.  Because of the magnitude of the human clinical study suggested by the FDA, we concluded that we could not accommodate its request due to the cost and time required to conduct such a study.

We met with the FDA on June 1, 2005 and presented our formal appeal to their ruling.  On July 12, 2005, the Office of Device Evaluation (“ODE”) at the FDA denied the Company’s appeal of the decision by the ODE staff that the pending PMA for the Company’s Myopore Rx steroid lead was not approvable as currently submitted.  The FDA has indicated that human clinical results would be required in order to grant marketing clearance of the Myopore Rx.  If a feasible study solution is not found, then we may take our appeal to the next level with the Director for the Center of Devices and Radiological Health.    On July 28, 2005, we again met with the FDA to discuss our proposal for a human clinical study.  This meeting resulted in a general understanding and agreement on the basic clinical protocol for the study.  We informed the FDA at that time that we would need commitment from our two OEM partners in order to pursue the proposed study.  We have made further modifications to the protocol and have been gathering retrospective patient data in order to make some progress against the clinical objectives.  Additionally, we are still in the process of garnering support from our OEM partners to proceed with the human clinical study.

Sales of our contract manufacturing products were $1,245,307 and $3,343,627 for the three and nine month periods ended September 30, 2005 compared to $955,933 and $3,420,339 for the three and nine month periods ended September 30, 2004, representing a 30.3% increase and 2.2% decrease, respectively.  The increase in the third quarter was due to the transfer of a contract manufacturing job from the Delivery Systems facility to the Lead Technologies facility in order to better balance capacity.  We also saw increased orders from our largest customer as their orders are returning to normal levels after their overstock situation of last year.  The decrease for the year was primarily due to our discontinuing several contract manufacturing projects during the second quarter of 2004 because the margins were unacceptable and the projects were inconsistent with our product focus.  Contract manufacturing sales were also affected by our largest lead customer’s overstock situation, although recent forecasts from this customer would indicate that this situation is beginning to rectify itself.  We expect contract manufacturing product sales to increase slightly in the fourth quarter when compared to the third quarter of 2005.

Engineering service sales were $180,667 and $649,276 for the three and nine month periods ended September 30, 2005, compared to $56,469 and $214,244 for the three and nine month periods ended September 30, 2004, representing a 219.9% and 203.1% increase, respectively.  This increase was primarily due to an increased number of projects underway on behalf of our customers related to new lead development.  We expect these sales to increase in the fourth quarter when compared to the third quarter of 2005 as we continue working on development projects for our customers.

Gross profit was $694,260 and $1,864,104 for the three and nine month periods ended September 30, 2005, compared to $320,297 and $1,491,740 for the three and nine month periods ended September 30, 2004, representing a 116.8% and

25.0% increase, respectively.  Total gross profit as a percent of sales increased from 17.6% to 30.2% for the comparable three months period and increased from 22.6% to 28.6% for the comparable nine month period.  These increases were primarily due to better margins on contract manufacturing work compared to 2004 related to discontinuing several low-margin contract manufacturing projects.  However, overall margins are still well below our target because we have too much fixed overhead at our Lead Technologies facility to spread over the current sales level.  We expect to see some improvement in these margins as sales begin to accelerate, but it is unlikely that we will achieve margin levels in the 40% plus range similar to the Delivery Systems facility until we increase production of additional proprietary products.

Expenses

Research and development expenses were $1,207,206 and $4,177,345 or 15.7% and 19.5% of sales for the three and nine month periods ended September 30, 2005 compared to $1,111,277 and $3,293,588 or 15.7% and 15.2% of sales for the three and nine month periods ended September 30, 2004.  A significant portion of our increased research and development expenditures centers around the use of consultant advisors to respond to the various issues being raised by the FDA in our application for marketing clearance on the Myopore Rx.  In addition, we spent significant resources on modifying certain product features of the Fastac Flex to make it more robust.  The improved product is currently available for sale in the United States, although at this time our distribution partners are uncertain as to the timing of the launch of the Fastac Flex in light of the Myopore Rx FDA situation.  We also incurred significant costs related to providing clinical use product for a number of our steerable introducer customers.  Manufacturing sophisticated products by hand the first time typically results in inefficiencies and yield costs which we absorb into our development process.  We expect research and development expenditures in the fourth quarter to be lower than the third quarter of 2005 as we begin to finalize several of our development projects.  However, if we decide to embark on a less burdensome human clinical trial for the steroid lead with one or more of our OEM partners, expenses could increase dramatically.

Sales and marketing expenses were $376,129 and $1,355,951 or 4.9% and 6.3% of sales for the three and nine month periods ended September 30, 2005 compared to $501,235 and $1,364,158 or 7.1% and 6.3% of sales for the three and nine month periods ended September 30, 2004.  This decrease was primarily due to higher spending in 2004 as we rolled out our new corporate branding logo to the market and changed our company name.  We expect sales and marketing expenses in the fourth quarter to be slightly higher than the expenses experienced in the third quarter of 2005.

General and administrative expenses were $793,631 and $2,736,520 or 10.4% and 12.7% of sales for the three and nine month periods ended September 30, 2005 compared to $830,633 and $2,664,607 or 11.8% and 12.3% of sales for the three and nine month periods ended September 30, 2004.  The decrease for the third quarter was primarily due to reduced spending on salaries when compared to 2004 due to the elimination of one position.  The increase for the year was primarily due to increased spending on accounting and legal services, consulting and insurance.  We are continuing our efforts on complying with new governance and disclosure requirements, and we also incurred some one-time costs related to recruitment, space planning and contract negotiation activities.  We expect general and administrative expenses in the fourth quarter to be similar to those experienced in the third quarter of 2005.

Interest income decreased slightly and interest expense increased $20,787 and $50,789 for the three and nine month periods ended September 30, 2005 compared with the same period in 2004.  Interest expense increased primarily due to increased interest rates on the line of credit borrowings.

As a result, we had net income of $237,438 or $.04 per diluted share and a net loss of $337,353 or $.06 per share for the three and nine month periods ended September 30, 2005 compared to net income of $209,480 or $.03 per diluted share and a net loss of $1,333,361 or $.23 per share for the three and nine month periods ended September 30, 2004.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2005 was $2,055,717, consisting of a net loss of $337,353, adjusted for non-cash items of depreciation and amortization of $1,837,992 and non-cash consulting services of $6,096, plus a net change in operating assets and liabilities of $548,982.  Accounts receivable increased slightly during the period and payments from customers continue to average 44-45 days.  Inventory increased slightly during the period.  We also had $609,845 of cash as of September 30, 2005 due to several large cash receipts received on the last day of the month.  Normally we use our excess cash to pay down the line of credit in order to minimize interest expense.  We will continue to maintain a small cash balance while we utilize our line of credit.

Net cash used in investing activities for the nine months ended September 30, 2005 was $1,355,029.  We purchased equipment totaling $993,289 and we had additions to intangible assets of $263,968.  We also paid BIOMEC Inc. an additional $97,771 in cash in March 2005 as part of the second contingent payment related to the acquisition.

Net cash used in financing activities for the nine months ended September 30, 2005 was $453,468.  We made note payments in the amount of $750,006, capital lease payments of $54,648.  This was offset by additional borrowing of $218,348 on our line of credit and cash received upon the exercise of options of $132,838.

As a result, our cash and cash equivalents were $609,845 as of September 30, 2005 compared to $362,625 at December 31, 2004. Working capital decreased slightly from $5.22 million as of December 31, 2004 to $5.12 million as of September 30, 2005.

We currently have three major customers that account for more than 10% of our sales.  The information below includes the percent of sales for the nine months ended September 30, 2005 and 2004 and the related accounts receivable balance on September 30, 2005 and 2004.

	September 30, 2005		September 30, 2004
Customer	% Sales	% A/R	% Sales	% A/R
A	27%	36%	40%	47%
B	16%	9%	16%	12%
C	13%	15%	11%	13%

In October 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5 million, which was used to finance a portion of the BCI acquisition, and a $3 million line of credit.  On March 31, 2005, the bank renewed the line of credit, increased the limit to $4 million and revised the expiration date to April 30, 2006.  The borrowings are secured by substantially all of our assets and also contain financial covenants that must be met on a quarterly basis.  The agreement also prohibits the payment of dividends without the consent of the lender.  At September 30, 2005, we were in violation of certain of these covenants.  On October 10, 2005 the bank waived the covenant violations.

Payments on the term loan consist of monthly principal payments of $83,334 plus interest at Libor plus 2.5%.  These payments commenced in November 2003.  The line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2006.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were borrowings of $1,100,000 outstanding under the line of credit at September 30, 2005 with $2,900,000 still available for use.  This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 09/30/05	Date of Expiration
Line of credit	$4,000,000	$1,100,000	April 30, 2006

A summary of our contractual cash obligations at September 30, 2005 is as follows:

	Payments due by period
Contractual Obligations	Total	Q4 2005	2006	2007	2008
Long-term debt, including interest	$3,206,665	$110,349	$1,153,202	$1,085,944	$857,170
Operating leases	$826,606	117,493	337,050	191,108	180,955
Total contractual cash obligations	$4,033,271	$227,842	$1,490,252	$1,277,052	$1,038,125

While we believe that we have sufficient resources with our current cash and credit facility to make payments to meet our long-term debt obligations and fund our planned operations for the remainder of fiscal 2005, there is no assurance that we will not need additional capital in the future.  Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.

On October 14, 2005, the Company sold the majority of its laser contract manufacturing business and equipment for $235,000.  The laser contract manufacturing business was conducted in our Lead Technologies facility and was generating approximately $400,000 of low margin revenue on an annual basis.  The Company received $67,000 cash on October 14 and will receive another $33,000 in cash on November 30, 2005 after the remaining equipment has been transferred to the new owner.  The Company will also receive payments of $45,000 on May 30, 2006, November 30, 2006 and May 30, 2007

under a note signed by the buyer.  The Company will recognize a gain on the sale of the assets of approximately $96,000 in the fourth quarter of 2005.  The laser contract manufacturing business was sold primarily to allow the Company to focus on its core business of developing and manufacturing proprietary products which carry a higher gross profit margin.

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

Stock Based Compensation and Accelerated Vesting

At September 30, 2005, the Company had two stock-based compensation plans:  The 1999 Incentive Stock Option Plan and the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan.  The Company accounts for these plans under APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations.  No stock-based compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company also grants options and warrants to non-employees for goods and services and in conjunction with certain agreements.  These grants are accounted for under the Financial Accounting Standards Board (“FASB”) Statement No. 123 based on the grant date fair values.

In December 2004, FASB published Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25, and its related interpretive guidance.

This Statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The Company will be required to apply FAS 123(R) beginning with the first quarter of 2006.  FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R).  The pro forma compensation costs presented previously and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.  No decisions have been made by management as to which option pricing model is most appropriate for the Company for future awards.

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

The Board of Directors is re-examining the Company’s method of compensating employees and Board members through equity awards.  The Board expects that future equity compensation will consist of restricted stock awards or a combination of restricted stock and stock options.  On April 28, 2005, shareholders of the Company approved amendments to the Enpath Medical, Inc. 1999 Non-Employee Director and Medical Advisor Board Plan and the 1999 Incentive Stock Option Plan to allow the issuance of restricted stock grants.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable.  Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.  We have not experienced significant bad debt expense and our reserve for doubtful accounts of $58,000 should be adequate for any exposure to loss in our September 30, 2005 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established a reserve for excess and slow-moving inventories and believe the reserve of $308,000 at September 30, 2005 is adequate.

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

Goodwill

The estimate of the fair value of the goodwill that resulted from our acquisition of BCI and the annual impairment test of this asset are significant estimates and require judgment relative to valuation, future cash flows, and market capitalization as well as other matters including the recorded balance of approximately $9.5 million.

Safety Needle

The estimate of the fair value of our investment in the license agreement and manufacturing equipment related to the safety needle (aggregate net balance of $185,625 at September 30, 2005) is dependent upon maintaining a sustained level of sales of this product.  While we are continuing to sell approximately $75,000 worth of safety needles each quarter, we may phase out of this product line in the future.  We are currently looking at possible buyers for this business and we expect to fully realize the adjusted investment we have remaining in the safety needle license, inventory and equipment.  However, if we are not able to find a buyer for this business and actual sales drop off dramatically, our adjusted investment in this product totaling $394,837 at September 30, 2005 may not be fully realizable in the future.

Other Intangibles with Finite Lives

Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $5.48 million at September 30, 2005) are being amortized on a straight-line method over their estimated useful lives, ranging from 2 to 30 years.

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

We believe that the three in-process projects described above will reach technological feasibility.  However, because of the risks associated with the commercial viability of these products, there can be no assurance that these projects will actually achieve commercialization.  These risks include the delay or failure to obtain the necessary regulatory approvals or the failure to achieve market acceptance.  We have received European approval to begin selling the steroid lead through one OEM partner, but we do not anticipate FDA approval on this lead anytime soon.  We also have FDA and European approval to begin selling the Fastac Flex tool.  Updated information related to these three projects is summarized below:

Status on September 30, 2005

Category	Leads	Tool	Adaptor
Costs incurred as of 06/30/05	$1,461,000	$1,097,000	$230,000
Estimated cost to complete (2)	$500,000	$—	$75,000
Percent complete (dollars)	74.5%	100.0%	75.4%
Months spent up to 06/30/05	35	35	35
Estimated months to complete	9	0	6
Percent complete (months)	79.5%	100.0%	85.4%
Year revenues estimated to begin	2006	2005	2006
Regulatory approval received
FDA	No	Yes	No
European	Yes (1)	Yes	No

(1)   Approval for one partner

(2)   Assumes one or more OEM partners move forward with human clinical trials for the steroid lead in order to obtain FDA approval

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

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Changes will be made to our internal controls over financial reporting as a result of these efforts.  We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment.  We are currently documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company.  The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent third party consulting firm.  We plan to begin testing of these controls in 2006 as we get closer to the Section 404 deadline for our Company, currently the fiscal year ended December 31, 2007.  We expect to assess our controls and procedures on a regular basis.  We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

Enpath Medical, Inc.

Date:	November 2, 2005	By:	/s/ James D. Hartman
Chairman, Chief Executive Officer and Chief Financial Officer