Form 10-K
period 2005-12-31
ENPATH MEDICAL INC
filed 2006-03-20
CIK 833140

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the issuer as of June 30, 2005, the last day of the second quarter of the past fiscal year, was approximately $30,646,000.

Shares of Common Stock outstanding at March 14, 2006: 6,126,185 shares

Documents incorporated by reference:

Portions of the issuer’s Proxy Statement for the Annual Meeting of Shareholders scheduled for April 27, 2006 are incorporated by reference into Part III of this Form 10-K.

Table of Contents

PART I
Item 1	Business
Item 1A	Risk Factors
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

PART IV
Item 15	Exhibits and Financial Statement Schedules
Signatures

PART I

Item 1	Business

Overview

We are a medical products company engaged in:

•                  designing, developing, manufacturing and marketing of percutaneous vessel introducers, implantable stimulation leads, steerable catheter delivery products and accessories for the cardiac rhythm management (“CRM”), neuromodulation and interventional radiology markets; and;

•                  manufacturing of medical devices and components for other medical product companies on a contract basis.

On October 23, 2003, we completed our acquisition of the operating assets of BIOMEC Cardiovascular Inc. (“BCI”) from BIOMEC Inc. and began to operate the BCI business through our wholly-owned subsidiary, Enpath Lead Technologies, Inc. (“ELT”). During 2004, we operated as two divisions. The Enpath Delivery Systems Division (“EDS”), formerly Medamicus, Inc., was engaged in the design, development, manufacture and marketing of percutaneous vessel introducers, safety needles and related vascular delivery products, while the ELT division was engaged in the design, development, manufacture and marketing of implantable stimulation leads, lead delivery systems, and lead accessories for CRM and neuromodulation markets. In addition, both divisions were engaged in the manufacture of medical devices and components for other medical products on a contract basis.

The two divisions were aggregated into one reportable segment: the manufacture and sale of medical devices. The divisions had similar technology, manufacturing, customers and regulatory activities and we combined our sales and marketing and research and development activities to take advantage of synergies in customers and product development. Effective January 1, 2005, the divisional structure was eliminated and we now operate as one organization located in two facilities. On March 15, 2005, our wholly-owned ELT subsidiary was merged into Enpath Medical, Inc.

We were incorporated under the laws of the State of Minnesota on August 24, 1981 under the name “MNM Enterprises, Inc.”  In March 1988, we changed our name to Medamicus, Inc. and operated under that name until February 1, 2004. On February 2, 2004 we changed our name to Enpath Medical, Inc. Our corporate headquarters, including introducer and advanced delivery manufacturing operations, is located at 15301 Highway 55 West, Plymouth, Minnesota 55447-1418, telephone number (763) 559-2613. Our stimulation leads manufacturing facility is located at 7452 West 78th Street, Bloomington, Minnesota 55439-2513, telephone number (952) 943-1189.

Products

Venous Introducers

We manufacture and market a family of percutaneous venous vessel introducers with proprietary features, including our own proprietary valved introducer. Vessel introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel.

In order to introduce a catheter or pacemaker lead into a vein, a hypodermic needle is first used to access the vein. A guide wire is then inserted through the hypodermic needle and the needle is removed. A vessel introducer, consisting of a hollow sheath and a dilator, is then inserted over the guide wire to expand the opening. The guide wire and dilator are then removed, leaving only the hollow sheath through which the catheter or pacemaker lead is introduced. Once the catheter or pacemaker lead is in place, the vessel introducer sheath is removed. This process is typically done by “peeling” the introducer in half or slitting it off, in the case of our proprietary introducer.

We manufacture and market both peelable introducers and our own patented slitter introducer in a variety of sizes and market them in a kit that contains the disposable devices necessary to do catheter or lead implant procedures, and also in bulk for packaging by the customer with its own devices.

Steerable Delivery Catheters

We also design, manufacture and market guiding and articulating or “steerable” catheters. These “advanced delivery catheters” are used by our customers to deliver therapeutic devices to specific sites in the body. We are currently providing steerable catheters using our proprietary technology to several different OEM customers for use with their therapeutic or diagnostic devices. Under the terms of our agreements with these customers, if the customer is successful in commercializing its therapy, we are the manufacturer of its delivery catheter.

In 2005, we signed an exclusive multi-year distribution agreement with Bard Electrophysiology (“Bard EP”), a Division of C. R. Bard, Inc., to distribute our steerable catheter into the world-wide electrophysiology market. Under the terms of the agreement, Bard EP has certain specified minimums to maintain exclusivity. Bard EP will also utilize the technology to deliver its atrial fibrillation ablation catheter which is currently under development.

We expect this product line to be a significant contributor to our revenue in future years.

Stimulation Lead Technologies

Our primary product line is our permanent, sutureless, ventricular epicardial (MyoPore®) pacing leads, both bipolar and unipolar, which are used in open-heart surgery in bradycardia and tachyarrhythmia patients, as well as in cardiac resynchronization therapy (“CRT”) procedures for heart failure. The MyoPore lead has been on the market since 1989 and has been used in more than 25,000 implants worldwide with no reported failures. The CRT procedure for congestive heart failure is a relatively new procedure in which one of the stimulation leads needs to be positioned in a small vein surrounding the left side of the heart, through the coronary sinus. It is estimated that in 10 to 20% of these cases, the lead cannot be effectively placed, in which case the patient is taken to a surgical suite where a lead is placed on the epicardial surface of the heart. We manufacture one of two leads most often used when a sutureless epicardial lead is prescribed.

A new steroid, sutureless, bipolar epicardial lead (MyoPore Rx™) has been developed to reduce cardiac stimulation thresholds and improve the energy efficiency of the pacing system. The MyoPore Rx uses the mechanical structure of the bipolar MyoPore lead and incorporates a steroid plug that is provided by one of our major CRM customers in order to reduce the inflammatory response of the cardiac tissue at implant. The MyoPore Rx, in cooperation with one CRM company, has received regulatory approval and was released in Europe in March 2005. We are currently gathering retrospective human clinical data on the steroid and non-steroid leads with our European distribution partner to submit to the FDA for U.S. marketing clearance.

Based on feedback from cardiac surgeons, we developed a new epicardial implant tool called the FasTac Flex™. The FasTac Flex is designed to facilitate less invasive placement of epicardial leads on the ventricles of the heart. The FasTac Flex offers more surgery-friendly features such as remote tip deflection, rotation, and lead release. The FasTac Flex is a Class I device and did not require formal FDA marketing clearance. Approval to market the product in Europe was received in 2005 and the same partner that is marketing the MyoPore Rx steroid lead in Europe is now launching the FasTac Flex through its European sales force. We anticipate that the FasTac Flex will be launched in the U.S. in the second quarter of 2006 by that same customer.

Adaptors are necessary when a connector on a pacing lead wire from one generation of pacemaker needs to be connected to a pacemaker from a newer generation. Although pacing leads are intended to stay in the body indefinitely, pacemakers need to be exchanged every five to ten years as batteries expire. Due to the advent of multi-polar lead technology and multi-chamber pacing and defibrillation, a new international standard for connectors has been established in order to accommodate this new connector technology. We anticipate the new IS-4 connector standard to be implemented in early 2007. We also currently produce four models of IS-1 implantable adapters. We intend to supply the IS-4 adapter to one of the major CRM manufacturers.

Finally, although not the core focus of our business, we perform contract manufacturing and engineering services in which we design and manufacture products at our facilities to third party customer specifications. Included in our contract development and manufacturing activities are stimulation lead projects for both start-up and mature neurostimulation and cardiac rhythm management companies. In the event of a successful launch of a device we become the manufacturer of these leads

Markets and Marketing

We estimate that there are nearly 5 million central venous and peripheral access procedures performed worldwide each year that use venous vessel introducers. Because the majority of vessel introducers are sold in combination with the sale of infusion catheters, implantable ports or pacing leads, we market our vessel introducer with the catheters, implantable ports or pacing leads of other medical device manufacturers. Accordingly, we have entered into an agreement with Medtronic, Inc. and are currently working towards an agreement with Bard Access Systems, a subsidiary of C. R. Bard, Inc., for the inclusion of our introducers in kits sold in their respective markets. We also have agreements with a number of other companies in the dialysis and port markets.

We believe Medtronic has the largest worldwide market share of pacing leads. Medtronic is currently purchasing our sterilized introducer kits, which include a syringe, hypodermic needle and guide wire, as well as the vessel introducer, which we produce in Medtronic designed packaging. Medtronic markets our vessel introducer with the slitting device worldwide under the “SOLO-TRAKTM” trade name. We also manufacture and package a peelable introducer in similar kits for Medtronic.

In October 2002, we entered into a five-year supply agreement with Medtronic that superceded all previous supply agreements between the two companies. This agreement named us as exclusive supplier of all of their standard right-side pacing procedure kits. There are no minimum purchase obligations associated with the agreement, but Medtronic is obligated to purchase all of its requirements for certain introducer procedure kits from us.

Our steerable delivery catheters are intended to be utilized with other OEM customer therapeutic or diagnostic devices. In addition to our relationship with Bard EP, we currently have development and supply agreements with four other companies that are employing our delivery catheter with a specific therapeutic or diagnostic clinical application. We are working on several applications of our technology for use with therapies in which we have not yet chosen a partner. We also are developing delivery systems that can be utilized in the delivery of an epicardial lead or a neurostimulation lead with the strategy that we can create more value for our products by bringing to market the lead and the associated delivery system to precisely place the leads in the most optimal location.

We estimate that approximately 150,000 CRT procedures were conducted in 2005, and in 10 – 20% of those cases an epicardial lead placement was necessary to complete this procedure. We estimate that CRT procedures will grow more than three-fold over the next five years. Two of the three major pacing companies offer our epicardial lead when marketing their products for these procedures.

Our primary customers for our leads, delivery systems and adapters include the three major CRM companies: Medtronic, Guidant, Inc. and St. Jude Medical, Inc. We also package accessory products for one of the CRM companies and perform packaging and contract manufacturing for a number of other companies. We sell adaptors to all three major pacing companies and we are poised to capitalize on the opportunities presented by the adoption of the new IS-4 connector standard. Our products are sold to our OEM customers by our own sales force.

For the years ending December 31, 2005, 2004 and 2003, Medtronic accounted for approximately 27%, 41% and 44% of our revenues respectively; another customer accounted for approximately 16%, 16% and 18% and a third customer 14%, 11% and 7% of our total sales from operations in 2005, 2004 and 2003, respectively.

Competition

Delivery Systems

Our vessel introducers compete with peel-away vessel introducers manufactured by other OEM manufacturers. We believe that the five major competitors in the venous introducer market are Daig Corporation (owned by St. Jude Medical); B. Braun of America Company; Pressure Products, Inc., TFX Medical a subsidiary of Teleflex Incorporated, and Galt Medical. All five of these competitors market their vessel introducers primarily by establishing distribution arrangements with existing companies in the medical field, the same as our strategy. Many of these competitors are significantly larger and have significantly greater financial, technical, research and marketing resources than we have.

Steerable Delivery Catheters

Several of the large CRM companies as well as other medical device companies have steerable delivery catheters that they utilize with their own therapeutic device. We are not aware of any other companies that are actively offering their proprietary steerable technology as a means of delivering another companies therapy.

Lead Technologies

Our primary competitors in providing stimulation leads and adapters to OEM customers in the CRM market are Oscor Inc., and Osypka GMBH. Oscor with its facility in Florida and Osypka GMBH located in Germany both have lines of pacing leads, adapters and other electrophysiology devices that they sell to major CRM companies and also to end-users through their own distributors worldwide.

Research and Development

Although our research and development activities are carried out primarily by our employees, we have utilized outside consultants and specialists on a contract basis and expect to continue to do so. During the past year, we significantly increased our product development activities on a number of projects. In introducers, we broadened our venous vessel introducer product offering through the introduction of a valved introducer to minimize blood loss and reduce the possibility of an air embolism.

We have spent a large portion of our research and development dollars over the past two years in creating a proprietary platform around steerable catheters, and modifying that basic platform to meet the specific needs of our customers. This strategy of developing a patented product platform which we can market to customers for a variety of applications is one we intend to aggressively pursue over the foreseeable future. The benefit of having a proprietary platform is the ability to command better margins, keep our relationship with our customer for a longer period of time and improve “speed-to-market” for our customers.

Lead Technologies is engaged in several projects related to new CRM and neurostimulation leads, adapters, and delivery systems. We developed the FasTac Flex, a proprietary articulating delivery tool specifically designed for surgical placement of our epicardial leads in heart-failure patients undergoing CRT. The FasTac Flex is designed to allow surgeons better control for lead placement on the left ventricular epicardial surface of the heart. We have also developed a new version of our MyoPore epicardial lead that incorporates an anti-inflammatory drug, or steroid, into the lead head. We currently have CE mark clearance to market this product in Europe and are currently seeking FDA approval. We are also developing IS-4 adapters that will adapt current style IS-1 leads and IPG/ICD systems (pacemakers and defibrillators) to new IS-4 compatible leads and IPG/ICD systems. The IS-4 standard has been adopted by the major CRM manufacturers.

For the years ended December 31, 2005, 2004 and 2003, we spent $5.4 million, $4.7 million and $2.0 million respectively on research and development activities. As of December 31, 2005, we had 27 employees dedicated to research and development. We intend to increase our research and development spending slightly in 2006 compared to 2005 as we continue to work on these projects and initiate new development projects. There can be no assurance that our development efforts will result in additional revenue.

Contract Manufacturing

We perform contract manufacturing services for a variety of medical device companies in the U.S., however we continue to focus our sales and development efforts on increasing our portfolio of unique proprietary products and no longer actively market ourselves to the medical device industry as a contract manufacturer. Over the past two years we have discontinued several small contract projects. For 2005, 2004 and 2003, our contract manufacturing sales were 18%, 17% and 12%, respectively, of total sales.

Suppliers

We currently purchase, and will continue to do so in the future, components and raw materials from outside vendors. Although we have identified alternative suppliers for key components and raw materials, at the present time we generally use one source of supply for each component and raw material. Suppliers of raw materials for the vessel introducers sold to Medtronic are subject to the approval of Medtronic, and future customers may have a right of approval as well. At present, Medtronic has approved all of the applicable suppliers. If a key supplier is unwilling or unable to supply a component or raw material in a timely manner, or if approval of a proposed supplier is delayed, withheld or withdrawn, we could experience delays in obtaining alternative suppliers which may adversely affect our business.

Government Regulation

The medical devices we manufacture and market are subject to regulation by the FDA and, in some instances, by state and foreign authorities. Pursuant to the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and related regulations, medical devices intended for human use are classified into three categories (Classes I, II and III), depending upon the degree of regulatory control to which they will be subject. In the U.S. our introducer and delivery catheter products are considered Class II devices. Our stimulation leads are considered Class III devices.

If a Class II device is substantially equivalent to an existing (predicate) device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Premarket Notification Submission or 510(k) under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that we provide clinical test results demonstrating the safety and efficacy of the device. Generally, Class III devices are devices that must receive Pre-Market Approval (PMA) by the FDA to ensure their safety and effectiveness. They are typically life-sustaining, life supporting, or implantable devices. A PMA is a more rigorous approval process typically requiring human clinical studies. The stimulation leads that we manufacture and market are typically Class III devices.

In August 2004, we submitted a “Paper PMA” (a less burdensome approach that does not require prospective human clinical data) to gain marketing clearance for our epicardial steroid lead, based on an indication from the FDA that such an application would be considered. Upon submission of our data, the FDA advised us that our application did not have a “robust clinical argument” without human clinical data. Our marketing partner for the steroid lead in Europe is now cooperating with us in an effort to gather retrospective human clinical data that we could use for resubmission to the FDA. There is no assurance that we will be able to gather the data necessary or that the FDA will find the data we have gathered satisfactory to move forward with granting clearance to market the steroid lead.

As a manufacturer of medical devices, we are also subject to certain other FDA regulations and our manufacturing processes and facilities are subject to on-going review by the FDA in order to ensure compliance with current Good Manufacturing Practices. We believe that our manufacturing and quality control procedures substantially conform to the requirements of FDA regulations. In addition, our sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

Our devices may also be subject to regulation in foreign countries in order to conduct business in the European Community. Medtronic, Bard Access, St. Jude Medical, Guidant and any other entity with whom we would develop a distribution relationship are typically responsible for obtaining approval from the foreign countries in which they desire to sell the vessel introducers manufactured by us, although in the past year, we have taken a greater role in obtaining European and other country approvals. Our facilities are ISO 13485 certified and we received approval for placement of the CE Mark on products for sale in Europe. Should we elect to use independent distributors in countries outside the European Union, we will be responsible for obtaining European Notified Body approval to sell in those countries.

Intellectual Property

We have made, and continue to make when appropriate, efforts to obtain patents on new products and improvements to existing products. We have ten U.S. patents on various aspects of introducers and advanced steerable catheters and ten U.S. and foreign patents on various aspects of stimulation leads and implant tools. We also have approximately 20 additional patent application disclosures pending or in process.

Due to the rapid technological changes experienced in the medical device industry, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage.

We also have twelve registered trademarks in the U.S. and Europe related to our MyoPore leads, FasTac, other endocardial leads and pending trademarks for introducers and business marketing services. We also have several invention disclosures in process and one provisional patent related to leads, delivery systems and other lead related technologies.

Employees

As of March 14, 2006, our Plymouth, MN Delivery Systems facility had 160 full-time employees while our Bloomington, MN Lead Technologies facility employed 61 full-time employees.

Available Information

We maintain a website at www.enpathmedical.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are available on our website as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports go to “Investor Relations” at www.enpathmedical.com and select “SEC Filings.”  A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing from Michael D. Erdmann, Secretary, Enpath Medical, Inc., 15301 Highway 55 West, Plymouth, Minnesota 55447.

Any materials filed with the SEC can also be found at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or by calling 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A	Risk Factors

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by, or on behalf of, the Company.

We have three major customers and depend on these customers for a significant portion of our revenues.

Medtronic accounted for approximately 27%, 41% and 44% of sales from operations over 2005, 2004 and 2003 respectively, while two other customers accounted for approximately 16%, 16% and 18%; and 14%, 11% and 7%, respectively. We anticipate that our expected near-term future growth in sales will be tied in part to these customers’ sales of their existing products, as well as other new products incorporating our components. We cannot ensure that we will be successful in making sales to new customers, increasing sales to existing customers other than Medtronic or developing and marketing new products. To the extent that we do not expand our customer base and product offerings, sales to Medtronic and our other key customers will continue to account for a major portion of our revenues, making us vulnerable to the risks described below. We anticipate that our concentration of business with Medtronic will approximate 30% in 2006 with two other customers making up approximately 19% and 13%, respectively.

On October 11, 2002, we entered into a supply agreement with Medtronic that requires Medtronic to purchase exclusively from us all of its requirements for introducer kits manufactured by us for a period of five years. There are no minimum purchase obligations under the supply agreement for our current products or any future products we may develop. If sales of Medtronic’s products that incorporate our products as components decrease or if Medtronic does not develop new products incorporating our products as components, future sales of our products to Medtronic and our results from operations would be adversely affected. Further, any action by Medtronic to discontinue any of its products that incorporate our products, to redesign or change the technical requirements for its products so that our products would not meet those requirements, or to otherwise limit or discontinue its purchases from us could have a material adverse impact on sales of our products and, consequently, our financial results.

In addition, under the Medtronic supply agreement, if we fail to supply certain products Medtronic may manufacture and sell these products or have these products manufactured by another party. Our failure to supply these products would result in a loss of sales to Medtronic and would have a material adverse impact on our revenues. Moreover, the supply agreement establishes the pricing Medtronic receives with respect to each product and provides that if we extend more favorable pricing to any other customer, that same pricing will also be extended to Medtronic. A reduction in our pricing with Medtronic could result in a decline in our overall revenue.

We may need additional capital in the future.

On October 23, 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5 million, which was used to finance a portion of the BCI acquisition, and a $3 million line of credit. The bank subsequently raised our line of credit to $4 million in April 2005 and the entire line of credit was available for use as of December 31, 2005. The borrowings are secured by substantially all of our assets and also contain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. At December 31, 2005, we were in violation of certain of these covenants. These violations were subsequently waived by the bank on February 14, 2006.

While we believe that we have sufficient resources with our current cash and the new credit facility to meet our long-term debt obligations and fund our planned operations for fiscal 2006, there is no assurance that we will not need additional capital in the future. Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.

We have only attained profitability recently and have experienced large income fluctuations.

We became a publicly traded company in 1991 and incurred losses in each of the years from 1991 to 1999. For the years ended December 31, 2000 to 2005, we reported the following results:

Year	Net Income (Loss)	Other Information
2000	$162,000
2001	$6,600,000	Includes $3.1 million gain on sale of gynecology division, recognition of $923,000 income tax benefit
2002	$2,900,000
2003	$309,000	Includes ELT results from October 23 forward, $2.65 million write-off of purchased in-process R&D
2004	$(1,300,000)	Includes safety needle impairment charge of $2.8 million
2005	$333,000	Includes recognition of $523,000 income tax benefit

There is no assurance that we will be able to maintain profitable operations in the future.

The government heavily regulates our business.

The medical products that we sell and propose to sell are subject to regulation by the FDA and by comparable agencies in certain states and foreign countries. The process of complying with requirements of the FDA and other agencies can be costly and time consuming. We have received clearance from the FDA to market our vessel introducer products, safety needle, epicardial lead and implant tool. We also have a PMA submission pending with the FDA related to our epicardial steroid lead, and a 510(k) submission related to our steerable introducer product. There is no assurance that any future additional clearance can be obtained. In addition, once obtained, these clearances are subject to review and later discovery of previous unknown problems may result in restrictions on the marketing of a product or withdrawal of the product from the market. We are also subject to certain FDA regulations governing manufacturing practices, packaging and labeling. Non-compliance with these regulations can result in product recalls or other sanctions which could have a material adverse effect on the Company.

We depend on patents and proprietary technology.

Our success may depend on our ability to obtain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have 20 U.S. and foreign patents issued related to various aspects of vessel introducers, catheters, stimulation leads and implant tools. There can be no assurance that any future patent protection will be granted, that the scope of any patent protection will exclude competitors or that any of our patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. We also rely upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent trade secrets or otherwise gain access to our proprietary technology.

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

We face competition and rapid technological change.

We are faced with competition and rapid technological and industry change and if our competitors’ existing products or new products are more effective or superior to our products the commercial opportunity for our products could be reduced or eliminated. We face competition from other device manufacturers, many of whom are significantly larger and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be competitive pricing for products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner. The medical device industry is generally characterized by rapid technological change, changing customer needs, and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations.

We risk product liability claims and product recalls.

The manufacture and sale of medical products entails significant risk of product liability claims or product recalls. Our existing insurance coverage limits may not be adequate to protect us from any liabilities we may incur in connection with clinical trials or the sales of our products. We may require increased product liability coverage as our products are commercialized. Insurance is expensive and may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage, or a recall of our products, could have a significant negative effect on our business and financial condition. Even unsuccessful claims could result in the expenditure of funds for legal fees and require management time and could have a negative impact on our business.

We have limited sources of supply for our products.

We currently purchase, and will continue to purchase, components and raw materials from outside vendors. Although we have identified alternative suppliers for key components and raw materials, at the present time we generally use one source of supply for each component and raw material. If a key supplier becomes unwilling or unable to supply any such component or raw material in a timely manner, or if approval of a proposed supplier is delayed, withheld or withdrawn, we could experience delays in obtaining alternative suppliers which may adversely affect our business.

We have a limited public market for our common stock.

As of March 14, 2006, we had 6,126,185 shares of common stock outstanding. The average daily trading volume approximated 47,000 shares per day in 2001, 26,000 shares per day in 2002, 18,000 shares per day in 2003, 14,000 shares per day in 2004 and 11,000 shares per day in 2005. There can be no assurance that an active market will exist for our common stock, or that our common stock could be sold without a significant negative impact on the publicly quoted price per share.

Our future operating results may fluctuate.

If our revenue declines in a quarter compared to the revenue in the previous quarter our earnings will likely decline as well due to the fact that many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, due to a decrease or shortfall in revenue or for some other reason, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.

Our research and development projects may not reach technological feasibility.

We are planning on spending approximately $5.7 million in 2006 to continue the development of several new products. These products include a next generation epicardial steroid lead with an associated delivery tool, the new IS-4 adaptors, modifying the steerable delivery catheters for other applications and a second generation valved introducer for the pacing market. While we believe that these products will reach technological feasibility, because of the risks associated with the commercial viability of these products, there can be no assurance that these projects will actually achieve commercialization. These risks include the delay or failure to obtain the necessary regulatory approvals or the failure to achieve market acceptance.

Item 2	Properties

Our primary administrative and the manufacturing and research and development activities related to the introducer and advanced steerable catheters are in a facility located at 15301 Highway 55 West, Plymouth, Minnesota 55447-1418. Effective February 1, 2004, we extended our lease until June 30, 2006. Under the revised lease, we occupy 38,337 square feet of space with current base rent payments of $19,276 per month and common area maintenance expenses and real estate taxes of $9,615 per month through June 30, 2006. The lease provides for up to three one-year extensions that are automatic if we do not give a six-month notice of evacuation. We have notified the landlord that we are extending the lease through June 30, 2007. The base rent can increase yearly, after June 30, 2006, based on the consumer price index and the landlord reserves the right to adjust the common area maintenance rate.

We also leased additional warehouse space on February 4, 2005 located at 2010 East Center Circle, Plymouth, Minnesota 55441. Under the current lease, we occupy 4,740 square feet of space with base rent payments of $1,876 per month and common area maintenance expenses and real estate taxes of $1,059 per month beginning March 1, 2005 and running through July 2006.

Our Lead Technologies manufacturing and research and development facilities are located at 7452 West 78th Street, Bloomington, Minnesota 55439-2513. We are leasing 24,928 square feet pursuant to a lease that commenced on June 15, 1998 and expires December 31, 2008. The lease calls for base rent payments of $14,189 per month, as well as charges for common area maintenance expenses and real estate taxes of $8,135 per month. The lease provides for up to three one-year extensions that require a six-month notice of intent to exercise that option, at which time the base rent would be established at the current market price

We are currently in the process of looking for new space for consolidating both facilities into one building sometime in late 2006 or early 2007. We have hired an outside firm to assist us with this process and we are currently in the planning phase of the project. We will report on our progress in this area in future filings.

Item 3	Legal Proceedings

None

Item 4	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The closing market price of our stock on March 14, 2006 was $9.45.

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

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Year	Low	High	Low	High	Low	High	Low	High
2004	$12.53	$14.15	$11.01	$13.92	$8.43	$11.39	$8.10	$10.96
2005	$7.49	$10.75	$5.44	$8.60	$5.45	$8.09	$6.96	$8.65

Holders and Dividends

As of March 14, 2006, we had approximately 425 record holders and 1,750 beneficial holders of our Common Stock. We have not paid cash dividends in the past and do not expect to do so in the foreseeable future. Under the terms of our bank credit facility, we are prohibited from paying any dividends without the consent of the bank.

Recent Sales of Unregistered Equity Securities

The Company had no unregistered sales of equity securities during the quarter ended December 31, 2005.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

Item 6	Selected Financial Data

Selected Income Statement Data

Year Ended December 31	2005	2004	2003	2002	2001
Dollars in thousands		Note 4	Note 3		Notes 1, 2
Sales	$29,369	$29,489	$19,603	$17,879	$13,648
Operating income (loss)	(14)	(1,784)	257	4,441	3,487
Income (loss) from continuing operations	333	(1,296)	309	2,859	3,541
Income (loss) from discontinued operations	—	—	—	—	3,079
Net income (loss)	$333	$(1,296)	$309	$2,859	$6,620

Selected Balance Sheet Data

As of December 31	2005	2004	2003	2002	2001
Dollars in thousands
Working capital	$5,994	$5,220	$4,558	$8,858	$7,645
Total assets	30,051	31,168	33,561	18,571	13,926
Note payable to bank, including current portion	2,833	3,833	4,833	—	—
Other long-term obligations	225	397	1,895	301	219
Total liabilities	5,025	7,393	10,571	3,143	1,990
Shareholders’ equity	25,026	23,775	22,990	15,428	11,936

Selected Share Data

Year Ended December 31	2005	2004	2003	2002	2001
Net income (loss) per common share - Basic
Continuing operations	$0.06	$(0.22)	$0.06	$0.61	$0.83
Discontinued operations	—	—	—	—	0.72
Total net income (loss) per common share - Basic	$0.06	$(0.22)	$0.06	$0.61	$1.55

Net income (loss) per common share - Diluted
Continuing operations	$0.05	$(0.22)	$0.06	$0.57	$0.77
Discontinued operations	—	—	—	—	0.67
Total net income (loss) per common share - Diluted	$0.05	$(0.22)	$0.06	$0.57	$1.43

Dividends per share	$—	$—	$—	$—	$—

Weighted average common and common equivalent shares outstanding (thousands)
Basic	5,961	5,843	4,918	4,712	4,275
Diluted	6,075	5,843	5,169	4,974	4,626

Notes

(1)          Results for 2001 include recognition of benefit of unutilized net operating tax loss carry-forwards of $923,000, a gain on sale of Gynecology Division of $2,896,610 and income from discontinued segment of $182,012

(2)          The comparable pro forma net income from continuing operations for 2001 would have been $2,160,949 or $.47 per diluted share. The pro forma amounts ignore the income (loss) from discontinued operations, the $923,000 income tax benefit and applies a 38% tax rate on income.

(3)          Results for 2003 include financial results from the BCI acquisition beginning October 24, 2003. Included in these results is the write-off of purchased in-process research and development costs of $2,650,000.

(4)          Results for 2004 include a safety needle impairment charge of $2,809,199 less income tax benefit of $898,944.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical products company engaged in:

•                  designing, developing, manufacturing and marketing of percutaneous vessel introducers, implantable stimulation leads, steerable catheter delivery systems, and accessories for the cardiac rhythm management (“CRM”),  neuromodulation and interventional radiology markets and

•                  manufacturing of medical devices and components for other medical product companies on a contract basis.

On October 23, 2003, we completed our acquisition of the operating assets of BIOMEC Cardiovascular Inc. (“BCI”) from BIOMEC Inc. and began to operate the BCI business through our wholly-owned subsidiary, Enpath Lead Technologies, Inc. (“ELT”). We paid $18 million less assumed liabilities of approximately $1 million plus a working capital adjustment of $897,000. In addition, we made a contingent payment of $3 million on March 31, 2004, based on the final 2003 sales results of the acquired BCI business. We also made a second contingent payment of $489,000 on March 31, 2005, based on the increase in proprietary sales in 2004 over 2003 (see Note 4 to the consolidated financial statements in this Form 10-K for further details).

During 2004, Enpath Medical, Inc. operated as two divisions:  The Enpath Delivery Systems Division (“EDS”, formerly Medamicus, Inc.) and the Enpath Lead Technologies Division (“ELT”, formerly BCI). The two divisions were aggregated into one reportable segment: the manufacture and sale of medical devices. The divisions had similar technology, manufacturing, customers and regulatory activities and we combined our sales and marketing and research and development activities to take advantage of similarities in customers and synergies within product development. Effective January 1, 2005, the divisional structure was eliminated and we now operate as one organization located in two facilities. On March 15, 2005, our wholly-owned ELT subsidiary was merged into Enpath Medical, Inc. Summary financial information for the past 3 years is shown below.

Years Ended December 31,  (in thousands)

	2005		2004		2003
Product Line Revenues
EDS	$20,474	69.7%	$20,941	71.0%	$17,055	87.0%
ELT	8,895	30.3%	8,548	29.0%	2,548	13.0%
Total Revenues	29,369	100.0%	29,489	100.0%	19,603	100.0%

Product Line Gross Profit
EDS	8,154	39.8%	9,410	44.9%	7,242	42.5%
ELT	2,503	28.1%	1,760	20.6%	734	28.8%
Total Gross Profit	10,657	36.3%	11,170	37.9%	7,976	40.7%

Expenses
Research & development	5,393	18.4%	4,730	16.0%	1,987	10.1%
Sales & marketing	1,696	5.8%	1,847	6.3%	1,025	5.2%
General & administrative	3,582	12.2%	3,568	12.1%	2,057	10.5%
Purchased in-process R&D	0	$—	0	$—	2,650	13.5%
Safety needle asset impairment	0	$—	2,809	9.5%	0	$—
Interest, other	176	0.6%	211	0.7%	21	0.1%
Total Expenses	10,847	36.9%	13,165	44.6%	7,740	39.5%

Income (loss) before taxes	(190)	(0.6)%	(1,995)	(6.7)%	236	1.2%
Income tax benefit	523	1.7%	699	2.3%	73	0.4%
Net income (loss)	$333	1.1%	$(1,296)	(4.4)%	$309	1.6%

Earnings (loss) per common share
Basic	$0.06		$(0.22)		$0.06
Diluted	$0.05		$(0.22)		$0.06

Weighted average common shares outstanding
Basic	5,961		5,843		4,918
Diluted	6,075		5,843		5,169

We manufacture and market a family of percutaneous venous vessel introducers with proprietary features, as well as our own proprietary valved introducer. Vessel introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel.

In addition to the traditional core introducer product line, we have developed and manufacture advanced steerable catheters that have a “fixed curve” or an articulating distal tip section that can be manipulated to enable the health care professional to access parts of the patient’s anatomy  (such as the left ventricle of the heart) that cannot be reached by traditional introducers. These sophisticated advanced delivery catheters are designed and manufactured to meet the unique needs of each procedure being performed.

In reviewing our financial results, we will discuss variations in sales and gross profit from introducers, advanced delivery steerable catheters, safety needles, contract manufacturing and engineering services and combine them under the product line “Delivery Systems” since they are developed and manufactured in the same facility.

We also develop and manufacture proprietary and custom designed implantable stimulation leads, adapters and delivery systems for the cardiac and neuromodulation markets. In reviewing our financial results, we will discuss variations in sales and gross profit from leads, adapters and delivery systems (proprietary products), contract manufacturing and engineering services and combine them under the product line “Lead Technologies” since they are developed and manufactured in the same facility.

Results of Operations

Delivery Systems 2005, 2004, and 2003

A summary of our Delivery System net sales and gross profits is shown below.

Sales (in thousands)	2005	2004	2003
Introducer	$16,472	$16,456	$12,433
Advanced Delivery	1,761	2,790	2,515
Safety	297	393	602
Contract	606	784	658
Engineering/Other	1,338	518	847
Total Sales	$20,474	$20,941	$17,055

Percent Sales Change	2004 to 2005	2003 to 2004
Introducer	0.1%	32.4%
Advanced Delivery	(36.9)%	10.9%
Safety	(24.4)%	(34.7)%
Contract	(22.7)%	19.1%
Engineering/Other	158.3%	(38.8)%
Total Percent Sales Change	(2.2)%	22.8%

Gross Profits (in thousands)	$8,154	$9,410	$7,242

Gross Profit as % of Sales	39.8%	44.9%	42.5%

Sales of our introducer products increased slightly from 2004 to 2005 primarily due to sales patterns stabilizing after the FlowGuard™ valved introducer launch ramp up in 2004. Sales of our core introducer products increased from 2003 to 2004 primarily due to the launch of the FlowGuard valved introducer into the cardiac pacemaker market which included a large initial stocking order, as well as strong orders for introducers from our two largest customers during the last half of 2004. We are anticipating that our introducer product sales will increase in 2006 as we continue to add new introducer customers, as well as launch our next generation FlowGuard product to the pacing market sometime in the third quarter.

Sales of our advanced delivery products decreased from 2004 to 2005, primarily due to continued declining component and kit sales to Medtronic for their Left Ventricle Lead Delivery System (“LVLDS”) as Medtronic continues to integrate this product line into its own facility. This product line was $5 million of revenue in 2002 when Medtronic informed us of its plan to move the product line in-house, and has declined to the point where it is no longer a material to our overall revenue.

We began selling small quantities of our new steerable catheter to Bard EP late in 2005 and we expect sales of this product to ramp up in 2006 as Bard penetrates the marketplace. We continue our efforts with several OEM customers on sophisticated delivery catheters that will have utility in the treatment of atrial fibrillation, percutaneous mitral valve repair, carotid stent placement, and a variety of renal and peripheral interventions. Each of these delivery catheters is based on our proprietary technology and could potentially be used in new treatments being developed which involve large patient populations. Some of our partners are further along than others and on track to bring their therapeutic devices to market sometime in 2006. We expect advanced delivery catheter product sales to increase in 2006 as our customers begin to launch their new devices into the marketplace with our delivery products.

Sales of our safety needle products have continued to decline since 2003 and we took an impairment charge of $2.8 million in 2004 on our safety needle assets. We have made the decision to phase out this product line and are currently looking at possible buyers for this product line (see Note 11 of the consolidated financial statements in this Form 10-K for additional information).

Engineering service/other sales can fluctuate greatly from year to year, based on the number of engineering service projects that we decide to take on. In all cases, the projects that we take on are intended to provide future revenue because we contract with the parties to become the manufacturer of the finished product for the customer. In 2005, we took on a greater number of these projects, primarily in the advanced delivery catheter product arena with the expectation of building these sales in 2006 and beyond.

Gross profit as a percent of sales decreased in 2005 compared to 2004 primarily due to the decrease in sales of high margin components and kits to Medtronic for its LVLDS product line. We also incurred ramp-up costs as we  increased production capabilities for our advanced steerable introducer manufacturing. Gross profit as a percent of sales increased in 2004 compared to 2003 primarily due to the resolution of several issues that impacted 2003. These issues included the recall of the FlowGuard product due to resin issues that were resolved and the high levels of depreciation and amortization on our safety needle assets related to the sales of safety needles which were in place in 2003 before we recorded the impairment charge in June 2004. We expect our gross margins as a percent of sales to improve in 2006 as we stabilize our advanced steerable introducer manufacturing processes, as well as utilize more of our excess overhead with increased sales.

Lead Technologies 2005, 2004 and 2003

A summary of our Lead Technology net sales and gross profits is shown below. Because we did not acquire the assets of BCI until October 23, 2003, the numbers shown for 2003 only cover the period from October 23 to the end of the year.

Sales (in thousands)	2005	2004	2003
Proprietary Products	$3,328	$3,880	$723
Contract	4,725	4,336	1,699
Engineering/Other	842	332	126
Total Sales	$8,895	$8,548	$2,548

Percent Sales Change	2004 to 2005	2003 to 2004
Proprietary Products	(14.2)%	436.7%
Contract	9.0%	155.2%
Engineering/Other	153.6%	163.5%
Total Percent Sales Change	4.1%	235.5%

Gross Profits (in thousands)	$2,503	$1,791	$734

Gross Profit as % of Sales	28.1%	21.0%	28.8%

Sales of proprietary products, consisting of implantable stimulation leads, lead delivery systems and adaptors decreased in 2005 compared to 2004, primarily due to decreased sales of our MyoPore epicardial lead to several of our OEM partners. We had hoped to launch our new MyoPore Rx™ steroid epicardial lead at the beginning of 2005, but because of the FDA’s decision to require human clinical data in order to receive approval for this product, our partners have slowed their purchasing of MyoPore epicardial leads until there is some final resolution to the situation. One of our partners is selling the steroid lead in Europe with success and we expect increased orders for this product in 2006. This partner also started successfully selling the FasTac Flex delivery tool in Europe late in 2005 and plans to launch the FasTac Flex in the U.S. in the second quarter of 2006. Sales of proprietary products increased in 2004 compared to 2003, primarily due to including only 2 months sales from 2003 in our financial statements. We expect to see growth in our proprietary product sales in 2006 primarily due to continued growth in sales of the steroid lead in Europe, as well as the launch of our FasTac Flex delivery tool for improved efficiency when placing the epicardial lead in both Europe and in the U.S.

Sales of contract manufacturing products, consisting primarily of lead accessories, increased in 2005 compared to 2004 due to increased sales of stylet kits to one of our OEM partners. Stylets are used to assist the physician in guiding a pacing lead to the correct location during surgery. This partner had an overstock situation that led to lower sales in 2004, but this inventory situation has been resolved. Sales of contract manufacturing products increased in 2004 compared to 2003, primarily due to including only two months of sales in our 2003 results. We expect that contract manufacturing sales in 2006 will increase slightly compared to 2005 as we continue to shift our focus to proprietary products.

Engineering service/other sales can fluctuate greatly from year to year, based on the number of engineering service projects that we elect to contract. In all cases, the projects that we contract are intended to provide future revenue because we partner with the OEM customer to become the manufacturer of the finished product. In 2005, we accepted a larger volume of these projects, primarily in the proprietary product area, with the expectation of creating manufacturing activity in 2006 and beyond. We expect engineering service sales to be slightly lower in 2006.

Gross profit as a percent of sales increased in 2005 over 2004 primarily due to the elimination of several low margin contract manufacturing products during 2005. Gross profit as a percent of sales decreased in 2004 over 2003 primarily due to the low level of sales during the year, which resulted in a significant portion of our overhead not being allocated to production. We expect to continue to see gross margin improvement in 2006 as we continue to grow our proprietary sales and more efficiently utilize our manufacturing overhead.

Combined Expenses 2005, 2004 and 2003

Combined Expenses (in thousands)	2005	2004	2003
Research & Development	$5,393	$4,730	$1,987
Sales & Marketing	1,696	1,847	1,025
General & Administrative	3,582	3,568	2,057
Interest Income	0	(2)	(40)
Interest Expense	254	206	52
Other	(78)	7	9
Total Shared Expenses	$10,847	$10,356	$5,090

Percent of Sales	2005	2004	2003
Research & Development	18.4%	16.0%	10.1%
Sales & Marketing	5.8%	6.3%	5.2%
General & Administrative	12.2%	12.1%	10.5%
Interest Income	0.0%	(0.0)%	(0.2)%
Interest Expense	0.9%	0.7%	0.3%
Other	(0.3)%	0.0%	0.0%

Total Sales (in thousands)	$29,369	$29,489	$19,603

(1)          2004 combined expenses exclude a $2.8 million safety needle impairment charge.

(2)          2003 combined expenses exclude a $2.65 million write-off of purchased in-process research and development expenses.

Research and Development

Research and development expenses have increased in both spending and as a percentage of sales since 2003. The increase in 2005 over 2004 was due to the strategic decision to expand our product line by developing a proprietary platform around advanced steerable catheters. The development work on this platform increased during 2005 as we began to incorporate this technology into therapeutic devices for various companies. In addition, in early 2004 we began the process of preparing the information and conducting tests to be able to file our submission with the FDA to gain marketing clearance for our steroid lead. When the FDA determined that it was going to require human clinical data in order to grant clearance, we appealed that decision which resulted in substantial legal and consulting costs in 2005. The large increase in spending in 2004 over 2003 was primarily due to inclusion of the stimulation lead expenses for all of 2004 compared to only two months in 2003.

We plan on spending slightly more on research and development activities in 2006 compared to 2005 and expect these expenses to be approximately 16% of sales as we continue our efforts to develop and launch new products. In the future our long-term objective is to spend approximately 12% of our sales on research and development activities.

Sales and Marketing

Sales and marketing expenses decreased in 2005 compared to 2004, primarily due to lower salaries and advertising costs. We also spent more on advertising in 2004 as we introduced our new Enpath corporate name and brand identity to the marketplace. The large increase in 2004 over 2003 was primarily due to inclusion of the ELT expenses for all of 2004 compared to only two months in 2003. We plan on spending more on sales and marketing activities in 2006 compared to 2005 and expect sales and marketing expenses to be approximately 6% of sales.

General and Administrative

General and administrative expenses remained relatively unchanged, both from a dollar standpoint, as well as a percent of sales standpoint in 2005 over 2004. The large increase in 2004 over 2003 was primarily due to including the ELT expenses for all of 2004 compared to only 2 months in 2003. We plan on spending more on general and administrative activities in 2006 compared to 2005, including expenses associated with accounting for stock-based compensation and Sarbanes-Oxley compliance. We expect general and administrative expenses to total approximately 11% of sales.

Other Expenses

Interest income was $0, $2,000 and $40,000 and interest expense was $254,000, $206,000 and $52,000 in 2005, 2004 and 2003, respectively. Interest income decreased primarily due to lower cash balances resulting from the use of excess cash to fund the acquisition of BCI in 2003. Interest expense increased primarily due to the interest on the $5 million note payable that was put in place in October 2003 to help fund the BCI acquisition, as well as interest payments on our line of credit borrowings. Other income in 2005 was primarily due to a gain of approximately $96,000 from selling off the majority of our laser contract manufacturing business and equipment in the fourth quarter of 2005.

Income Taxes

We determined the amount of prior year research and development tax credits and have claimed or received refunds of taxes paid, and as a result were able to record an additional tax benefit of $341,000 in the fourth quarter of 2005. We expect that our overall state and federal tax rate for 2006 will approximate 34%.

Liquidity and Capital Resources

As of December 31, 2005 we had no unrestricted cash and cash equivalents compared to $363,000 as of December 31, 2004. Net cash provided by operating activities during 2005 was $2.9 million, consisting primarily of net income of $333,000, adjusted for non-cash items of depreciation and amortization of $2.5 million, gain on disposal of equipment of $96,000, and a net change in operating assets and liabilities of $634,000. These increases were offset in part by the net change in our deferred tax benefit of $434,000.

Net cash used in investing activities during 2005 was $1.6 million, consisting primarily of the purchase of equipment totaling $1.3 million, proceeds from the sale of property and equipment totaling $100,000, additions to intangible assets totaling $322,000 and the final cash payment for the BCI acquisition of $98,000.

Net cash used in financing activities during 2005 was $1.7 million. We made principal payments on capital leases of $66,000, payments on our note payable to bank of $1.0 million and payments on our line of credit of $882,000. This was offset by proceeds from option exercises of $238,000.

On October 23, 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5 million, which was used to finance a portion of the BCI acquisition, and a $3 million line of credit. The bank subsequently raised our line of credit to $4 million in April 2005 and the entire line of credit was available for use at December 31, 2005. The borrowings are secured by substantially all of our assets and also contain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. At December 31, 2005, we were in violation of certain of these covenants. These violations were subsequently waived by the bank on February 14, 2006.

Payments on the term loan consist of monthly principal payments of $83,334 plus interest at Libor plus 2.5%. These payments commenced in November 2003. The line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2006. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no borrowings under the line of credit at December 31, 2005.

As of December 31, 2005, our working capital was $5.99 million, or a current ratio of 3.0 to 1, compared to working capital of $5.2 million or a current ratio of 2.5 to 1 as of December 31, 2004. Accounts receivable increased $202,000 primarily due to the timing of sales as overall collections have remained constant at approximately 45 days during both 2005 and 2004. We had no cash as of December 31, 2005 primarily due to the fact that we paid off the entire line of credit balance of $1.1 million during the fourth quarter. In order to minimize interest expense, we will continue to maintain a small cash balance when we utilize our line of credit.

A summary of our contractual cash obligations at December 31, 2005 is as follows:

	Payments due by period
Contractual Obligations	Total	2006	2007	2008
Long-term debt, including interest	$3,127,274	$1,171,014	$1,096,226	$860,034
Operating leases	$940,430	452,708	306,767	180,955
Total contractual cash obligations	$4,067,704	$1,623,722	$1,402,993	$1,040,989

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at December 31, 2005	Date of Expiration
Line of credit	$4,000,000	$0	April 30, 2006

While we believe that we have sufficient resources with our current cash and credit facility to meet our long-term debt obligations and fund our planned operations for fiscal 2006, there is no assurance that we will not need additional capital in the future. Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.

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

Stock Based Compensation and Accelerated Vesting

We have four stock option plans: the 1989 Incentive Stock Option Plan, the 1991 Non-Qualified Plan, the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan and the 1999 Incentive Stock Option Plan. Summary information related to these plans as of December 31, 2005 is shown below:

						Available
Plan	Reserved	Granted	Forfeited	Exercised	Outstanding	To Grant
1989 Incentive Plan	400,000	581,925	(342,325)	(205,125)	34,475	0
1991 Non-Qualified Plan	280,000	299,500	(19,500)	(251,970)	28,030	0
1999 Non-Employee Director Plan	400,000	216,500	(25,000)	(46,000)	145,500	208,500
1999 Incentive Plan	900,000	1,003,715	(301,800)	(77,298)	624,617	198,085
Totals	1,980,000	2,101,640	(688,625)	(580,393)	832,622	406,585

We account for these plans under APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We also grant options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 123 based on the grant date fair values.

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

This Statement will require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. We will be required to apply FAS 123(R) beginning in the first quarter of 2006. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. We will adopt the modified prospective transition method beginning in 2006. The pro forma compensation costs presented previously and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

On April 28, 2005, our Board of Directors took action to accelerate vesting of all outstanding employee stock options. As of that date, we had a total of 670,400 employee options outstanding, of which 214,000 were vested and 456,400 were unvested. The Board accelerated the vesting schedule of the 456,400 unvested employee options, of which 439,800 were underwater and 16,600 were in the money. Unvested options that were granted to Board members were not subject to the accelerated vesting.

Summary information related to these options is shown below:

Employees	Total	Vested	Unvested
Underwater Options	561,900	122,100	439,800
In The Money Options	108,500	91,900	16,600
Total Options	670,400	214,000	456,400

This action was taken to eliminate approximately $1.3 million in compensation expense that we would otherwise have incurred over four years beginning in 2006, upon the adoption of FAS 123(R). We also determined that no compensation expense needed to be booked for the 16,600 in the money options that were unvested due to the high likelihood of continued employment of the individuals involved, as well as the short remaining period (less than one year) to full vesting.

The Board of Directors has examined our method of compensating employees and Board members through equity awards. The Board has determined that future equity compensation will primarily consist of restricted stock awards with stock option awards being made only at the officer and Board level. In the case of these stock option awards, we intend to use the Black-Scholes option pricing model. On April 28, 2005, our shareholders approved amendments to the Enpath Medical, Inc. 1999 Non-Employee Director and Medical Advisor Board Plan and the 1999 Incentive Stock Option Plan to allow for the issuance of restricted stock awards.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debt expense and our reserve for doubtful accounts of $57,000 should be adequate for any exposure to loss in our December 31, 2005 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established a reserve for excess and slow-moving inventories and believe the reserve of $258,000 at December 31, 2005 is adequate.

Valuation of Goodwill and Long-Lived Assets including Intangible Assets with Finite Lives

As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The test for impairment of finite life assets requires us to make estimates of the fair value of our long-lived assets, primarily based on projected future cash flows using discount rates determined by management to be commensurate with the risk inherent in the current business model or another valuation technique. For goodwill, we determine whether the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. If we determine that the carrying value of these assets may not be recoverable, we will reduce the valuation of these assets on our financial statements. Significant intangible assets include the following:

Goodwill

The estimate of the fair value of the goodwill that resulted from our acquisition of BCI and the annual impairment test of this asset are significant estimates and require judgment relative to valuation, future cash flows, and market capitalization of the applicable business unit as well as other matters including the recorded balance of approximately $9.5 million.

Safety Needle

The estimate of the fair value of our investment in the license agreement and manufacturing equipment related to the safety needle (aggregate net balance of $159,750 at December 31, 2005) is primarily dependent upon locating an appropriate buyer for our automated equipment and licensed technology. While we are continuing to sell approximately $75,000 worth of safety needles each quarter, we are planning to phase out of this product line in the future. We are currently looking at possible buyers for this product line and we expect to fully realize the adjusted investment we have remaining in the safety needle license, inventory and equipment. However, if we are not able to find a buyer for this product line and actual sales drop off dramatically, our adjusted investment in this product totaling approximately $359,000 (assets plus inventory) at December 31, 2005 may not be fully realizable in the future (see Note 11 to the consolidated financial statements in this Form 10-K).

Other Intangibles with Finite Lives

Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $5.32 million at December 31, 2005) are being amortized on a straight-line method over their estimated useful lives, ranging from 2 to 30 years (see Note 3 to the consolidated financial statements in this Form 10-K).

Allocation of Purchase Price Paid for the BCI Acquisition

As a result of our acquisition of BCI, (see Note 4 to the consolidated financial statements in this Form 10-K) we were required to allocate the consideration paid for BCI between tangible assets, identifiable intangible assets, including in-process research and development (IPR&D), and goodwill. The value assigned to IPR&D was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. We were required to make significant estimates to determine the portion of the purchase price allocated to IPR&D and other intangible assets. We engaged an independent valuation firm to assist in the determination of the fair values of the intangible assets. The amount of the purchase price allocated to IPR&D and other intangible assets was determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rates used in calculating the present value of the various intangibles were in accordance with accepted valuation methods and for IPR&D also included the consideration of the risks of not achieving commercial feasibility. The goodwill that resulted from this acquisition represents the excess of the total purchase price over the fair value of the total tangible and identifiable intangible net assets acquired.

In-Process Research and Development (IPR&D)

Development projects that had not yet reached technological feasibility and had no alternative future use were classified as in-process research and development. The purchase price assigned to those projects was immediately expensed on the acquisition date and was reflected as an expense in the 2003 consolidated statements of operations. The in-process research and development projects were as follows: steroid leads ($1.3 million), adapters ($1 million) and an implant tool ($350,000). The estimated value of these projects was determined using a discounted cash flow model. The discount rates used considered the stage of completion and the risk surrounding the successful development and commercialization of each of the purchased in-process technology projects. Some of the original assumptions related to these projects were as follows:

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

We believe that the three in-process projects described above either have or will reach technological feasibility. However, because of the risks associated with the commercial viability of these products, there can be no assurance that these projects will actually achieve commercialization. These risks include the delay or failure to obtain the necessary regulatory approvals or the failure to achieve market acceptance. We have received European approval to begin selling the steroid lead through one OEM partner, but we do not anticipate FDA approval on this lead anytime soon. We also have FDA and European approval to begin selling the Fastac Flex tool. Updated information related to these three projects is summarized below:

Status on December 31, 2005

Category	Leads		Tool	Adaptor
Costs incurred as of 12/31/05	$1,461,000		$1,097,000	$230,000
Estimated cost to complete	$—		$—	$75,000
Percent complete (dollars)	100.0%		100.0%	75.4%
Months spent up to 12/31/05	38		38	38
Estimated months to complete	0		0	6
Percent complete (months)	100.0%		100.0%	86.4%
Year revenues estimated to begin	2006		2005	2006
Regulatory approval received
FDA	No		Yes	No
European	Yes	(1) (2)	Yes	No

(1)          Approval for one partner

(2)          If one or more of our OEM partners decide to move forward with human clinical trials for the steroid lead in order to obtain FDA approval, additional costs would be incurred.

In October 2004, we entered into an exclusive arrangement under which we will develop and supply IS-4 adaptors for a major CRM company. As a result of this agreement, we have reduced the total dollar estimates we will spend on the adaptor project.

Recently Issued Accounting Pronouncements

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

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. We will be required to apply FAS 123(R) for our quarter ending March 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. We will adopt the modified prospective transition method beginning in 2006. The pro forma compensation costs presented in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. Our Board has determined that future equity compensation will primarily consist of restricted stock awards with stock option awards being made at the officer and Board level only. In the case of these stock option awards, we intend to use the Black-Scholes option pricing model.

In November 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 151, “Inventory Costs.”  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ..”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for inventory costs incurred by us in 2006.

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 153, “Exchanges of Non-monetary Assets.”  The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be effective for non-monetary asset exchanges by us in 2006.

In May 2005, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 154, “Accounting Changes and Error Corrections.”  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement will be effective for us in 2006.

In March 2005, the Financial Accounting Standards Board (“FASB”) published FASB Interpretation No. 47, “Accounting for Asset Retirement Obligations.”  This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or)

through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation will be effective for us in 2006.

Forward Looking Statements

Statements included in this Annual Report on Form 10-K, in the letter to shareholders, in our quarterly reports, in filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some of these statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Additional factors that could cause results to differ materially are the following:  our ability to complete the integration of the ELT operation; our dependence upon a limited number of key customers for our revenue; our ability to complete development of our MyoPore Rx steroid epicardial lead and Fastac Flex delivery tool and obtain all necessary FDA and European approval to market these devices; our ability and our distribution partners ability to successfully introduce the MyoPore Rx and Fastac Flex; the ability of our customers to successfully develop and market therapies that utilize our advanced delivery systems; our dependence upon licensing agreements with third parties for the technology underlying some of our products, our ability to effectively manufacture our products, including the new MyoPore Rx steroid lead and the Fastac Flex delivery tool in anticipated required quantities; our ability to develop or acquire new products to increase revenues; our ability to attract and retain key personnel; introduction of competitive products; our ability to successfully protect our intellectual property against misappropriation or claims of infringement by third parties; government regulatory matters; economic conditions; and our ability to raise capital. All our forward-looking statements, whether written or oral are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities used to maintain liquidity. Our earnings have not been materially affected by changes in interest rates on our floating interest rate debt (less than $50,000 for 2005) because interest rates remained fairly stable during the year and we utilized our line of credit modestly. Based on our current borrowings and anticipated line of credit requirements in 2006, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than $50,000.

Item 8	Financial Statements and Supplementary Data

Quarterly Financial Data

The consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and the related consolidated balance sheets of the Company as of December 31, 2005 and 2004, together with the related notes thereto and the report of independent registered public accounting firm appear on pages 27 through 46 hereof.

The following tabulation presents the Company’s unaudited quarterly results of operations for 2005 and 2004 (amounts in thousands except earnings per share):

	2005
	Q1	Q2	Q3	Q4	Total
Net sales	$6,617	$7,194	$7,669	$7,889	$29,369
Gross profit	2,367	2,780	2,823	2,687	$10,657
Operating income (loss)	(468)	(278)	446	286	$(14)
Net income (loss)	$(350)	$(225)	$237	$670	$332
Basic net income (loss) per common share	$(0.06)	$(0.04)	$0.04	$0.11	$0.06
Diluted net income (loss) per common share	$(0.06)	$(0.04)	$0.04	$0.11	$0.05

	2004
	Q1	Q2 (1)	Q3	Q4	Total
Net sales	$7,297	$7,295	$7,064	$7,833	$29,489
Gross profit	2,768	2,745	2,806	2,851	$11,170
Operating income (loss)	445	(2,620)	363	28	$(1,784)
Net income (loss)	$273	$(1,816)	$209	$38	$(1,296)
Basic net income (loss) per common share	$0.05	$(0.31)	$0.04	$0.01	$(0.22)
Diluted net income (loss) per common share	$0.05	$(0.31)	$0.03	$0.01	$(0.22)

Notes

(1)  The second quarter of 2004 includes a $2.81 million safety needle asset impairment charge (see Note 11 to the consolidated financial statements in this Form 10-K)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enpath Medical, Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Enpath Medical, Inc. and Subsidiary, as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each year in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enpath Medical, Inc. and Subsidiary, as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each year in the three year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 24, 2006, except for Note 6 as to which the date is February 14, 2006

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
ASSETS (Note 6)
Current assets:
Cash and cash equivalents	$—	$362,625
Accounts receivable, less allowance for doubtful accounts of $57,000 and $69,000, respectively (Note 9)	3,862,199	3,660,049
Inventories, less allowance for slow-moving inventory of $258,000 and $124,000, respectively (Note 2)	4,539,265	4,624,183
Prepaid expenses and other assets	164,790	230,443
Income taxes receivable	69,887	310,683
Notes receivable	90,000	—
Deferred income taxes (Note 5)	234,315	194,000
Total current assets	8,960,456	9,381,983

Property and equipment: (Notes 7 and 11)
Equipment	6,978,553	6,148,662
Office furniture, fixtures and computers	1,870,422	1,736,531
Leasehold improvements	1,708,254	1,576,759
	10,557,229	9,461,952
Less accumulated depreciation and amortization	(5,871,108)	(4,285,866)
Net property and equipment	4,686,121	5,176,086

Non-current assets:
Goodwill (Note 4)	9,487,975	9,593,662
Intangible assets with finite lives, net (Notes 3, 4 and 11)	5,322,666	5,861,045
Notes receivable	45,000	—
Deferred income taxes (Note 5)	1,548,740	1,154,964
Total non-current assets	16,404,381	16,609,671
TOTAL ASSETS	$30,050,958	$31,167,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank line of credit payable (Note 6)	$—	$881,652
Current maturities of note payable to bank (Note 6)	1,000,000	1,000,000
Current installments of capital lease obligations (Note 7)	4,714	64,420
Accounts payable	928,807	927,196
Accrued compensation	713,903	810,016
Other accruals	263,259	260,946
Accrued acquisition payments (Note 4)	—	217,771
Deferred revenue	56,250	—
Total current liabilities	2,966,933	4,162,001

Long-term liabilities:
Notes payable to bank, less current maturities (Note 6)	1,833,316	2,833,324
Capital lease obligations, less current installments (Note 7)	—	6,473
Accrued acquisition payments (Note 4)	—	391,085
Deferred revenue	225,000	—
Total long-term liabilities	2,058,316	3,230,882
Total liabilities	5,025,249	7,392,883

Commitments and contingencies (Notes 7, 10 and 11)

Shareholders’ equity: (Note 8)
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and outstanding 6,035,380 and 5,887,929 shares, respectively	60,353	58,879
Additional paid-in capital	22,200,269	21,283,676
Retained earnings	2,765,087	2,432,302
Total shareholders’ equity	25,025,709	23,774,857
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,050,958	$31,167,740

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations

Years Ended December 31,	2005	2004	2003
Net sales (Note 9)	$29,368,519	$29,489,034	$19,603,441
Cost of sales	18,711,334	18,318,793	11,626,944
Gross profit	10,657,185	11,170,241	7,976,497

Operating expenses:
Research and development	5,393,277	4,730,013	1,987,122
Selling, general and administrative	5,277,849	5,415,287	3,082,446
Purchased in-process research and development (Note 4)	—	—	2,650,000
Impairment charge on safety needle investment (Note 11)	—	2,809,199	—
Total operating expenses	10,671,126	12,954,499	7,719,568

Operating income (loss)	(13,941)	(1,784,258)	256,929

Other income (expense):
Interest expense	(253,516)	(205,636)	(51,727)
Interest income	—	1,613	39,787
Other, net	77,685	(6,907)	(8,873)
Total other income (expense)	(175,831)	(210,930)	(20,813)

Income (loss) before income taxes	(189,772)	(1,995,188)	236,116
Income tax benefit (Note 5)	(522,557)	(698,822)	(72,641)
Net income (loss)	$332,785	$(1,296,366)	$308,757

Earnings (loss) per common share:
Basic	$0.06	$(0.22)	$0.06
Diluted	$0.05	$(0.22)	$0.06

Weighted average common and common equivalent shares outstanding:
Basic	5,961,111	5,843,103	4,917,623
Diluted	6,074,780	5,843,103	5,168,675

See accompanying notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at December 31, 2002	4,726,593	$47,266	$11,960,735	$3,419,911	$15,427,912
Options exercised (Note 8)	43,600	436	180,937	—	181,373
Common stock issued in connection with acquisition (Note 4)	933,333	9,333	6,862,818	—	6,872,151
Tax benefit from options exercised	—	—	141,000	—	141,000
Options issued to consultant for services	—	—	7,000	—	7,000
Warrants issued in connection with acquisition (Notes 4 and 8)	—	—	52,101	—	52,101
Net income for the year ended December 31, 2003	—	—	—	308,757	308,757
Balances at December 31, 2003	5,703,526	$57,035	$19,204,591	$3,728,668	$22,990,294
Options exercised (Note 8)	50,815	508	154,944	—	155,452
Common stock issued in connection with acquisition (Note 4)	133,588	1,336	1,818,137	—	1,819,473
Tax benefit from options exercised	—	—	99,504	—	99,504
Options issued to consultant for services	—	—	6,500	—	6,500
Net loss for the year ended December 31, 2004	—	—	—	(1,296,366)	(1,296,366)
Balances at December 31, 2004	5,887,929	$58,879	$21,283,676	$2,432,302	$23,774,857
Options exercised (Note 8)	113,620	1,136	236,439	—	237,575
Common stock issued for contingent payment (Note 4)	33,831	338	390,747	—	391,085
Stock-based compensation	—	—	28,000	—	28,000
Tax benefit from options exercised	—	—	255,311	—	255,311
Options issued to consultant for services	—	—	6,096	—	6,096
Net income for the year ended December 31, 2005	—	—	—	332,785	332,785
Balances at December 31, 2005	6,035,380	$60,353	$22,200,269	$2,765,087	$25,025,709

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

Years Ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$332,785	$(1,296,366)	$308,757
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,313,438	1,538,341	988,497
Amortization	1,159,280	883,550	411,773
Write-off of purchased in-process research and development (Note 4)	—	—	2,650,000
Impairment charge on safety needle investment (Note 11)	—	2,809,199	—
(Gain) loss on disposal of equipment	(96,004)	—	4,220
Non-cash consulting services	6,096	6,500	7,000
Non-cash stock-based compensation	28,000	—	—
Deferred income taxes	(434,091)	(596,964)	(802,000)
Equity increase from tax benefit from stock option exercises	255,311	99,504	141,000
Changes in operating assets and liabilities:
net of effect of acquisition
Accounts receivable	(202,150)	462,521	(446,594)
Inventories	84,918	(885,330)	465,519
Prepaid expenses and other assets	65,653	(15,066)	(44,640)
Income taxes receivable	240,796	(210,752)	—
Accounts payable	1,611	195,806	(602,534)
Accrued liabilities	(93,800)	141,324	(277,974)
Income taxes payable	—	—	(1,347,913)
Deferred revenue	281,250	—	—
Net cash provided by operating activities	2,943,093	3,132,267	1,455,111

Cash flows from investing activities:
Purchase of property and equipment	(1,275,592)	(1,397,598)	(1,184,531)
Proceeds from the sale of property and equipment	100,000	—	10,720
Additions to intangible assets	(322,091)	(411,201)	(251,001)
Net cash paid for acquisition (Note 4)	(97,771)	(1,990,476)	(11,212,310)
Net cash used in investing activities	(1,595,454)	(3,799,275)	(12,637,122)

Cash flows from financing activities:
Principal payments on capital lease obligations	(66,179)	(75,398)	(69,121)
Proceeds from long-term debt	—	—	5,000,000
Principal payments on long-term debt	(1,000,008)	(1,000,008)	(166,668)
Net borrowings from (payments on) line of credit	(881,652)	881,652	—
Proceeds from exercise of stock options and warrants	237,575	155,452	181,373
Net cash provided by (used in) financing activities	(1,710,264)	(38,302)	4,945,584

Net increase (decrease) in cash and cash equivalents	(362,625)	(705,310)	(6,236,427)

Cash and cash equivalents, beginning of year	362,625	1,067,935	7,304,362

Cash and cash equivalents, end of year	$0	$362,625	$1,067,935

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$253,516	$204,984	$51,727
Net cash paid (refunds received) during the period for income taxes	$(584,572)	$9,500	$1,937,154
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in payment of contingent purchase price	$391,085	$1,819,473	$6,872,151
Accrued acquisition payments not yet paid (Note 4)	$—	$488,856	$2,110,476
Reduction of goodwill due to adjustment to final contingent payment	$120,000	$—	$—
Note receivable for sale of property and equipment	$135,000	$—	$—

See accompanying notes to consolidated financial statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a medical products company engaged in:

•                  designing, developing, manufacturing and marketing percutaneous vessel introducers, implantable stimulation leads, steerable catheter delivery systems, and accessories for cardiac rhythm management (“CRM”),  neuromodulation markets and interventional radiology; and

•                  manufacturing of medical devices and components for other medical product companies on a contract basis.

On October 23, 2003, the Company completed the acquisition of the net operating assets of BIOMEC Cardiovascular Inc. (“BCI”) from BIOMEC Inc. (see Note 4 for further details). The Company has included BCI’s results in its consolidated financial statements from October 24, 2003 forward. As a result of this transaction, Enpath Medical, Inc. operated with two divisions from October 24, 2003 through December 31, 2004:  The Enpath Delivery Systems Division (“EDS”, formerly Medamicus, Inc.) and the Enpath Lead Technologies Division (“ELT”, formerly BCI). The divisions were aggregated into one reportable segment: the manufacture and sale of medical devices. The divisions had similar technology, manufacturing, customers and regulatory activities and the Company combined their sales and marketing and research and development activities to take advantage of synergies in customers and product development. Effective January 1, 2005, the divisional structure was eliminated and the Company now operates as one organization located in two facilities. On March 15, 2005, the Company’s wholly-owned ELT subsidiary was merged into Enpath Medical, Inc.

Revenues are primarily derived from designing, developing, manufacturing and marketing medical devices. Net sales by product line for the years ended December 31, 2005, 2004 and 2003 were as follows:

Sales Category	2005	2004	2003
Delivery Systems Product Line	$20,473,980	$20,941,027	$17,055,674
Lead Technologies Product Line	8,894,539	8,548,007	2,547,767
Total Sales	$29,368,519	$29,489,034	$19,603,441

On February 2, 2004, the Company changed its name from Medamicus, Inc. to Enpath Medical, Inc. The name Enpath reflects the Company’s mission to create pathways that enable the delivery of essential medical therapies.

A summary of the Company’s significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements through December 31, 2004 include the accounts of Enpath Medical, Inc. and its wholly-owned subsidiary Enpath Lead Technologies, Inc (“ELT”). All material intercompany accounts and transactions have been eliminated in consolidation. On March 15, 2005, the wholly-owned ELT subsidiary was merged into Enpath Medical, Inc.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of products to its customers, FOB shipping point. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales.

RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and

supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company will be required to apply FAS 123(R) for its quarter ending March 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. The Company will adopt the modified prospective transition method beginning in 2006. The pro forma net income effect of using the fair value method for the past three fiscal years is presented in the table under employee stock based compensation below. The pro forma compensation costs presented below and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. The Company’s Board has determined that future equity compensation will primarily consist of restricted stock awards with stock option awards being made at the officer and Board level only. In the case of these stock option awards, we intend to use the Black-Scholes option pricing model.

In November 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 151, “Inventory Costs.”  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ..”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for inventory costs incurred by the Company in 2006.

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 153, “Exchanges of Non-monetary Assets.”  The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be effective for non-monetary asset exchanges by the Company in 2006.

In May 2005, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 154, “Accounting Changes and Error Corrections.”  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement will be effective for the Company in 2006.

In March 2005, the Financial Accounting Standards Board (“FASB”) published FASB Interpretation No. 47, “Accounting for Asset Retirement Obligations.”  This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation will be effective for the Company in 2006.

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

•                  Notes receivable and payable:  The fair value of the Company’s notes receivable and payable are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for similar instruments with the same remaining maturities and similar collateral requirements. At December 31, 2005 and 2004, the fair value of the Company’s notes payable approximated their carrying value.

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

GOODWILL

In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, goodwill is tested for impairment annually and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company determined that no impairment existed at December 31, 2005 or 2004.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews long-lived assets to determine any potential impairment. The asset carrying values are compared with the expected future cash flows resulting from their use. The expected future cash flows include cash flows resulting from the asset’s disposition. The Company recognizes an impairment loss if an asset’s carrying value exceeded its expected future cash flow. The Company, with assistance from an external valuation firm, determined that no impairment existed at December 31, 2005. In 2004, management recorded an impairment charge of approximately $2.8 million related to its investment in the safety needle (see Note 11).

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

EMPLOYEE STOCK-BASED COMPENSATION

At December 31, 2005, the Company had four stock-based employee compensation plans (see Note 8). The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation of approximately $28,000 is reflected in net income due to the modification of certain options. All other options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, resulting in no stock-based compensation expense.

The Company also grants options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

On April 28, 2005, the Board of Directors took action to accelerate vesting of all outstanding employee stock options. As of that date, the Company had a total of 670,400 employee options outstanding, of which 214,000 were vested and 456,400 were unvested. The Board accelerated the vesting schedule of the 456,400 unvested employee options, of which 439,800 were underwater and 16,600 were in the money. Unvested options that were granted to Board members were not subject to the accelerated vesting.

Summary information related to these options is shown below:

Employees	Total	Vested	Unvested
Underwater Options	561,900	122,100	439,800
In The Money Options	108,500	91,900	16,600
Total Options	670,400	214,000	456,400

This action was taken to eliminate approximately $1.3 million in compensation expense that we would otherwise have incurred over four years beginning in 2006, upon the adoption of FAS 123(R). The Company also determined that no compensation expense needed to be booked for the 16,600 in the money options that were unvested due to the high likelihood of continued employment of the individuals involved, as well as the short remaining period (less than one year) to full vesting.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004	2003
Net income (loss) - as reported	$332,785	$(1,296,366)	$308,757
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards)	(1,979,624)	(624,686)	(415,273)
Pro forma net loss	$(1,646,839)	$(1,921,052)	$(106,516)

Net income (loss) per common share:
Basic net income (loss) per share - as reported	$0.06	$(0.22)	$0.06
Basic net income (loss) per share - pro forma	$(0.28)	$(0.33)	$(0.02)
Diluted net income (loss) per share - as reported	$0.05	$(0.22)	$0.06
Diluted net income (loss) per share - pro forma	$(0.28)	$(0.33)	$(0.02)

Weighted average common shares outstanding
Basic-as reported and pro forma	5,961,111	5,843,103	4,917,623
Diluted-as reported	6,074,780	5,843,103	5,168,675
Diluted-pro forma	5,961,111	5,843,103	4,917,623

The above pro forma effects on net income (loss) and net income (loss) per common share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research and development expenses of $5.39 million, $4.73 million and $1.99 million in 2005, 2004 and 2003, respectively, as well as $2.65 million of expense from the write-off of purchase price assigned to in-process technology in 2003. The value assigned to purchased in-process technology was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use, and (c) the fair value was estimable with reasonable reliability. The fair value was estimated using the present value of future estimated cash flows of each project. The discount rate used in calculating the present value included consideration of the risks of not achieving commercial feasibility (see Note 4).

PRODUCT WARRANTIES

The Company provides a limited warranty for the replacement of defective products. The Company has not incurred any significant costs associated with this warranty and therefore has not provided any estimated liability for these warranties.

CONCENTRATION OF SUPPLY

The Company generally uses one source of supply for key components and raw materials. The Company has identified alternate sources for these components and raw materials.

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic per-share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year. The dilutive effect of these additional shares for the years ended December 31, 2005 and 2003 was to increase the weighted average shares outstanding by 113,669 and 251,052 shares, respectively. Because the Company had a loss in 2004, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. Options and warrants totaling 527,446 shares, 834,227 shares and 301,000 shares were excluded from the calculation of diluted shares for the years ended December 31, 2005, 2004 and 2003, respectively, as their effect would have been anti-dilutive.

2. INVENTORIES

Inventories at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Purchased parts and subassemblies	$3,176,993	$3,326,998
Work in process	850,124	513,608
Finished goods	512,148	783,577
Total Inventories	$4,539,265	$4,624,183

3. INTANGIBLE ASSETS WITH FINITE LIVES

Finite life intangible assets at December 31, 2005 and 2004 were as follows:

	December 31, 2005
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$86,250	$28,750
Core technology	12	2,650,000	478,478	2,171,522
Developed technology	8	1,500,000	406,250	1,093,750
Customer relationships	6	615,000	222,092	392,908
Patents and inventions	5 to 9	1,650,968	581,020	1,069,948
Trade name	30	545,000	39,364	505,636
Other	5 to 10	96,571	36,419	60,152
Totals		$7,172,539	$1,849,873	$5,322,666

	December 31, 2004
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$28,750	$86,250
Core technology	12	2,650,000	257,642	2,392,358
Developed technology	8	1,500,000	218,750	1,281,250
Customer relationships	6	615,000	119,588	495,412
Patents and inventions	5 to 9	1,346,676	338,756	1,007,920
Trade name	30	545,000	21,196	523,804
Other	5 to 10	93,085	19,034	74,051
Totals		$6,864,761	$1,003,716	$5,861,045

Amortization expense related to these assets was as follows:

Year ended December 31, 2005	$846,147
Year ended December 31, 2004	$883,550
Year ended December 31, 2003	$411,773

Estimated annual amortization expense for these assets over the next five years is as follows:

Year	Amount
2006	$845,000
2007	$816,000
2008	$814,000
2009	$637,000
2010	$494,000

4. ACQUISITION OF BIOMEC CARDIOVASCULAR INC. (“BCI”)

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

The initial aggregate purchase price of approximately $18 million consisted of approximately $10 million in cash, the issuance of 933,333 shares of Company common stock with a market value of approximately $7 million and the assumption of short-term liabilities with a fair value of approximately $1 million. The number of shares issued was determined per the asset purchase agreement that was signed on July 21, 2003. The stock price per share was determined under the agreement by using the average closing stock price for the last five trading days prior to and including July 21, 2003 which amounted to an average price of $8.358 per share. The Company then applied a 10% discount to this amount because under the agreement, trading in these shares was restricted until at least March 2004 and under certain circumstances until March 2005 without the Company’s consent, which brought the amount down to $7.52 per share. The Company settled on $7.50 per share as a value to arrive at the 933,333 shares.

The asset purchase agreement required an additional payment of $897,495 to be made in 2004 based on the final working capital of BCI on the date of acquisition. This payment was made in cash in February 2004. In addition, the Company made a contingent payment of $3,032,454 on March 31, 2004, based on BCI’s final 2003 sales results. This payment was made in the form of 40% cash ($1,212,981) and 60% common stock ($1,819,473 or 133,588 shares of common stock, valued at $13.62 per share). The Company also made a second contingent payment of $488,856 on March 31, 2005, which was based on the increase in BCI’s proprietary sales in 2004 over 2003. This payment was made in the form of 20% cash ($97,771) and 80% stock ($391,085 or 33,831 shares of common stock, valued at $11.56 per share). These payments were reflected as additional goodwill when incurred.

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

The following tables provide further information on the acquisition of BCI and allocations:

Purchase Price Summary

Category	Amount
Initial payment (cash and stock)	$17,010,000
Working capital adjustment	897,000
Direct acquisition costs	1,263,000
First contingent payment (cash and stock)	3,032,000
Second contingent payment (cash and stock)	489,000
Total Consideration	$22,691,000

Value Assigned to Assets & Liabilities

Category	Amount
Current assets	$3,756,000
Current liabilities	(891,000)
Property & equipment	1,733,000
Acquired in-process R&D	2,650,000
Identifiable intangibles	5,955,000
Goodwill	9,488,000
Net Assets Acquired	$22,691,000

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

In-Process Research and Development (IPR&D)

Development projects that had not yet reached technological feasibility and had no alternative future use were classified as in-process research and development. Accordingly, the purchase price assigned to those projects was immediately expensed on the acquisition date and was reflected as an expense in the 2003 consolidated statements of operations. The in-process research and development projects were as follows: Steroid Leads ($1.3 million), Adapters ($1 million) and an Implant Tool ($350,000). The estimated value of these projects was determined using a discounted cash flow model. The discount rates used considered the stage of completion and the risk surrounding the successful development and commercialization of each of the purchased in-process technology projects. Some of the original assumptions related to these projects were as follows.

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

The Company believes that the three in-process projects either have or will reach technological feasibility. However, because of the risks associated with the commercial viability of these products, there can be no assurance that these projects will actually achieve commercialization. Such risks include the delay or failure to obtain the necessary regulatory approvals or the failure to achieve market acceptance. On March 21, 2005, we received European approval to begin selling the steroid lead through one OEM partner. Updated information related to these three projects is summarized below:

Status on December 31, 2005

Category	Leads		Tool	Adaptor
Costs incurred as of 12/31/05	$1,461,000		$1,097,000	$230,000
Estimated cost to complete	$—		$—	$75,000
Percent complete (dollars)	100.0%		100.0%	75.4%
Months spent up to 12/31/05	38		38	38
Estimated months to complete	0		0	6
Percent complete (months)	100.0%		100.0%	86.4%
Year revenues estimated to begin	2006		2005	2006
Regulatory approval received
FDA	No		Yes	No
European	Yes	(1) (2)	Yes	No

(1)          Approval for one partner

(2)          If one or more of our OEM partners decide to move forward with human clinical trials for the steroid lead in order to obtain FDA approval, additional costs would be incurred.

In October 2004, the Company entered into an exclusive arrangement under which it will develop and supply IS-4 adaptors for a major CRM company. As a result of this agreement, the Company reduced the total dollars it estimates it will spend on the adaptor project.

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

The following unaudited pro forma summary represents the consolidated results of operations as if the BCI acquisition had occurred at the beginning of 2003 and excludes the write-off of the purchased in-process research and development. This presentation does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

Pro forma results for the years ended December 31:

2003
Net sales	$27,574,422
Net income	$1,259,854
Basic income per share	$0.22
Diluted income per share	$0.21

5. INCOME TAXES

Significant components of the provisions (benefit) for income taxes are as follows:

	2005	2004	2003
Current	$(89,000)	$(102,000)	$729,000
Deferred	(434,000)	(597,000)	(802,000)
	$(523,000)	$(699,000)	$(73,000)

The appropriate deferred tax effect of each type of temporary difference and carry-forward is:

	2005	2004
Deferred tax assets
Intangible assets	$732,000	$1,176,000
Vacation accrual	129,000	78,000
Inventory	98,000	65,000
Credits	390,000	—
Tax/book depreciation	297,000	—
Other	137,000	51,000
	1,783,000	1,370,000

Deferred tax liabilities
Property and equipment	—	(21,000)
Net deferred tax assets	$1,783,000	$1,349,000

The components giving rise to the net deferred income tax assets described above have been included in the accompanying balance sheets as follows:

	2005	2004
Current assets	$234,000	$194,000
Long-term assets	1,549,000	1,155,000
Net deferred tax assets	$1,783,000	$1,349,000

The total tax benefit differs from the expected tax expense (benefit), computed by applying the federal statutory rate to the Company’s net income (loss) before income taxes, as follows:

	2005	2004	2003
Expected income tax expense (benefit)	$(66,000)	$(678,000)	$83,000
State tax (benefit), net of federal effect	(6,000)	(65,000)	4,000
R&D tax credits	(502,000)	(40,000)	(205,000)
Other, including non-deductible expenses	51,000	84,000	45,000
Net tax benefit	$(523,000)	$(699,000)	$(73,000)

6. FINANCING ARRANGEMENTS

On October 23, 2003, the Company entered into a financing arrangement with a bank that included a five-year term loan of $5,000,000, which was used to finance a portion of the BCI acquisition, and a $4,000,000 line of credit, all of which was available at December 31, 2005. The borrowings are secured by substantially all Company assets and also contain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. At December 31, 2005, the Company was in violation of certain of these covenants. These violations were subsequently waived by the bank on February 14, 2006.

The current line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2006. The Company paid interest on the line of credit borrowings of $45,433 and $14,621 in 2005 and 2004, respectively and the interest rate for 2005 ranged from 4.65% to 6.00%. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There was nothing borrowed under the line of credit at December 31, 2005.

	2005	2004
Term loan payable to bank in monthly installments of $83,334 plus interest at Libor plus 2.5% (6.81% at December 31, 2005), commencing November 2003 with balance due October 2008	$2,833,316	$3,833,324
Less current maturities	(1,000,000)	(1,000,000)
	$1,833,316	$2,833,324

Approximate maturities of long-term debt at December 31, 2005, are as follows:

Years ending December 31,	Amount
2006	$1,000,000
2007	1,000,000
2008	833,316
Total	$2,833,316

7. LEASES

The Company is obligated under capital lease agreements for equipment. Future minimum payments under capital leases are as follows:

Years ending December 31,	Amount
2006	$4,758
Less amounts representing interest imputed at 8.0% to 11.6%	44
Present value of net minimum lease payments	4,714
Less current installments	4,714
$—

Capital leases are secured by the equipment underlying the lease. Equipment under capital leases as of December 31, 2005 and 2004 is as follows:

	2005	2004
Equipment	$433,482	$433,482
Less accumulated depreciation	(376,938)	(324,252)
	$56,544	$109,230

The Company has separate operating leases related to its two facilities. The Delivery Systems facility is under an operating lease that expires June 30, 2006, related to 38,337 square feet with base rent of $19,276 per month. The Company is extending this lease until June 30, 2007. The Lead Technologies facility is under an operating lease that expires December 31, 2008, related to 27,000 square feet with a monthly base rent of $14,189. This rent expense is being recognized on a straight-line basis over the term of the lease. Delivery Systems also leased an additional 4,740 square feet of warehouse space on February 4, 2005. The lease started March 1, 2005 and expires on July 30, 2006 with a base rent of $1,876 per month.

The Company also leases certain office equipment under operating leases. Approximate future minimum payments under operating leases are as follows:

Years ending December 31,	Amount
2006	453,000
2007	307,000
2008	181,000
Total minimum lease payments	$941,000

Total rent expense, including operating expenses and real estate taxes, was approximately $624,000, $589,000 and $299,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Stock Options

The Company has four stock option plans: the 1989 Incentive Stock Option Plan, the 1991 Non-Qualified Plan, the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan and the 1999 Incentive Stock Option Plan. Summary information related to these plans as of December 31, 2005 is shown below:

						Available
Plan	Reserved	Granted	Forfeited	Exercised	Outstanding	To Grant
1989 Incentive Plan	400,000	581,925	(342,325)	(205,125)	34,475	0
1991 Non-Qualified Plan	280,000	299,500	(19,500)	(251,970)	28,030	0
1999 Non-Employee Director Plan	400,000	216,500	(25,000)	(46,000)	145,500	208,500
1999 Incentive Plan	900,000	1,003,715	(301,800)	(77,298)	624,617	198,085
Totals	1,980,000	2,101,640	(688,625)	(580,393)	832,622	406,585

The options were designated for grant at prices not less than 85% of fair market value at date of grant if a non-qualified option, or 100% if an incentive option as defined under the Internal Revenue Code. Options vest over periods ranging from two years to five years and the options expire over periods ranging from six to fifteen years after the date of grant.

As discussed in Note 1 to the financial statements, the Company accounts for employee stock-based compensation under the APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	77.4%	26.7%	44.1%
Risk-free interest rate	3.8%	3.3%	3.2%
Expected life of options (years)	6	6	6
Weighted average fair value of options granted	$4.15	$3.95	$2.62

Additional information relating to all outstanding options as of December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted Avg		Weighted Avg		Weighted Avg
	# Shares	Exercise Price	# Shares	Exercise Price	# Shares	Exercise Price
Options outstanding, beginning of year	834,227	$7.96	802,700	$7.07	542,900	$5.34
Options granted	226,300	8.27	178,100	12.25	338,500	9.63
Options exercised	(113,620)	2.09	(52,273)	3.31	(43,600)	4.16
Options surrendered	(118,500)	10.06	(94,300)	11.04	(35,100)	8.53
Options outstanding, end of year	828,407	$8.55	834,227	$7.96	802,700	$7.07
Options available for grant at end of year	406,585		318,700		390,500
Total reserved shares	1,234,992		1,152,927		1,193,200
Options exercisable, end of year	803,573	$8.58	451,227	$5.77	361,525	$4.45

The following table summarizes information about stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Avg Remaining Contractual Life Years	Weighed Avg Exercise Price	Number Exercisable at 12/31/05	Weighed Avg Exercise Price
$1.28 to $3.63	141,305	0.74	$1.94	141,305	$1.94
$3.94 to $7.33	159,701	3.34	6.34	148,201	6.36
$7.49 to $8.52	173,400	5.19	8.33	166,066	8.35
$8.53 to $10.93	144,701	4.38	10.37	138,701	10.36
$11.01 to $14.79	192,500	3.48	13.52	192,500	13.52
$14.86 to $18.65	16,800	4.68	15.02	16,800	15.02
$1.28 to $18.65	828,407	3.53	$8.55	803,573	$8.58

Restricted Stock Grants

At the April 28, 2005 Annual Meeting of Shareholders, the shareholders approved amendments to both the 1999 Incentive Stock Option Plan and the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan allowing for restricted stock grants. This change was made primarily in response to FAS 123(R) and dealing with the stock-based compensation expense that the Company will be required to record beginning in 2006. The Company has ceased issuing stock option grants to all hourly and salary employees as of December 31, 2005. The Company intends to make all future employee stock-based compensation grants in the form of restricted stock grants except for officers and Non-Employee Directors who will still receive option grants. The Company modified several existing non-employee director grants in anticipation of moving to a new non-employee director compensation program in 2006 and recorded $28,000 of compensation expense in 2005 as a result of these modifications.

The Company issued restricted stock grants totaling 4,215 shares to four employees in 2005. These were issued from the 1999 Incentive Stock Option Plan with prices ranging from $7.50 to $7.86 per share and vest over five years.  Compensation expense of approximately $33,000, determined to be the fair market value of the related common stock on the date of grant, will be recognized over the requisite service period of the grants.

9. SIGNIFICANT CUSTOMERS

The Company currently has three major customers that account for more than 10 percent of net sales. The information below includes the customers’ percent of sales for the years ended December 31, 2005, 2004 and 2003 and the related percent of accounts receivable at December 31, 2005, 2004 and 2003.

	December 31, 2005		December 31, 2004		December 31, 2003
Customer	% Sales	% A/R	% Sales	% A/R	% Sales	% A/R
A	27%	25%	41%	35%	44%	24%
B	16%	9%	16%	15%	18%	8%
C	14%	14%	11%	7%	7%	38%

10. RETIREMENT PLAN

The Company has a profit-sharing plan (the “Plan”) classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company matches 25% of an employee’s contribution, up to a maximum of 5% of the employee’s compensation. Matching contributions for the years ended December 31, 2005, 2004 and 2003 were $90,271, $84,844 and $52,732, respectively. The Company’s Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan’s inception.

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

	Preimpairment			Revised	Net Book
	Net Book Value	Impairment	Fair Value	Life	Value
Item	June 30, 2004	Write-Off	June 30, 2004	(Years)	December 31, 2005
License Agreement	$1,379,280	$1,264,280	$115,000	2	$28,750
Automation Equipment for Safety Needle	1,550,215	1,370,215	180,000	5	126,000
Safety Needle Molds and Tooling	194,704	174,704	20,000	2	5,000
Totals	$3,124,199	$2,809,199	$315,000		$159,750

While the Company continues to sell approximately $75,000 worth of safety needles per quarter and is reducing inventory levels of these products, the Company has determined to phase out of this product line in the future. The Company is currently looking at possible buyers for this product line and expects to fully realize the adjusted investment remaining in the safety needle license, inventory and equipment. On December 31, 2005, in addition to a carrying value of $159,750 for its safety needle assets, the Company had safety needle inventory consisting of components and finished goods totaling $199,000 which amounted to 4.5% of total Company inventory. The Company increased its inventory reserves during the third quarter by $58,000 in order to cover possible write-offs of safety needle inventory. If the Company is not able to find a buyer for this product line and actual sales drop off dramatically, the adjusted investment in this product totaling approximately $359,000 (assets plus inventory) at December 31, 2005 may not be fully realizable in the future.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A	Controls and Procedures

The Company’s Chief Executive Officer, John C. Hertig, and Chief Financial Officer, James D. Hartman, have reviewed the Company’s disclosure controls and procedures at the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Because of the recent delays in compliance (currently December 31, 2007), we have only been working on updating our internal documentation to this point. We are planning on completing the documentation process during 2006 and will then begin testing our internal controls to consider whether any improvements are necessary for maintaining an effective control environment at our Company. The evaluation of our internal controls will be conducted under the direction of our senior management in consultation with an independent third party consulting firm. In addition, our senior management will regularly discuss the results of our testing and any proposed improvements to our control environment with our Audit Committee. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

Item 9B	Other Information

None

PART III

Item 10	Directors and Executive Officers of the Registrant

The information required by Item 10 concerning the executive officers and directors of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on April 27, 2006 (the “2006 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:

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

The information required by Item 11 is incorporated herein by reference to the section of the Company’s 2006 Proxy Statement titled “Executive Compensation and Other Information,” except that information under the subsections titled “Compensation Committee Report,” “Comparative Stock Performance” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” is not incorporated by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the section of the Company’s 2006 Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management – Summary Ownership Table.”

Item 13	Certain Relationships and Related Transactions

None

Item 14	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the section of the Company’s 2006 Proxy Statement titled “Principal Accountant Fees and Services.”

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

Enpath Medical, Inc.

Date: March 17, 2006	By:	/s/ John C. Hertig
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ John C. Hertig	Chief Executive Officer	March 17, 2006

/s/ James D. Hartman	Chairman, Chief Financial Officer	March 17, 2006

/s/ Thomas L. Auth	Director	March 17, 2006

/s/ Michael D. Dale	Director	March 17, 2006

/s/ Albert Emola	Director	March 17, 2006

/s/ Richard F. Sauter	Director	March 17, 2006

/s/ Richard T. Schwarz	Director	March 17, 2006

EXHIBIT INDEX

Exhibit #	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 10-K for the year ended December 31, 2004.)
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended December 31, 2003).
*10.1	Employment Agreement dated February 19, 1996, between the Company and James D. Hartman (incorporated by reference to Exhibit 10.3 to the Form 10-KSB for the year ended December 31, 1995).
*10.2	Employment Agreement dated August 22, 2003 between the Company and James L. Mellor (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2003).
10.3	Letter agreement dated November 21, 2005 between the Company and John C. Hertig.
*10.4	Enpath Medical, Inc. 1991 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-57944)).
*10.5	Enpath Medical, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-109875).
*10.6

Enpath Medical, Inc. 1996 Non-Employee Director and Medical Advisory Board Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-57942).

*10.7	Enpath Medical, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-124661 09875).
*10.8	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2004.)
*10.9	Form of Non-Employee Director Agreement, incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2004.
**10.10	Supply Agreement, dated October 11, 2002, between the Company and Medtronic, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-QSB for the quarter ended September 30, 2002).
10.11

Lease Agreement, dated January 31, 2004, between the Company and Jagodzinski Properties for premises at 15301 Highway 55 West, Plymouth, Minnesota, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2004.

10.12

Lease agreement for premises at 7452 West 78th Street, Bloomington, Minnesota as amended and assigned thought October 23, 2003, incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2004.

10.13

Revolving Credit and Term Loan Agreement dated October 17, 2003 between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2003).

10.13.1

Letter Amendment No. 1 dated March 18, 2004, to the Revolving Credit and Term Loan Agreement dated as of October 17, 2003 between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2003).

10.13.2

Letter Amendment No. 2 dated July 19, 2004, to the Revolving Credit and Term Loan Agreement dated as of October 17, 2003 between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2004).

10.13.3

Letter Amendment No. 3 dated October 13, 2004, to the Revolving Credit and Term Loan Agreement dated as of October 17, 2003 between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2004).

10.13.4

Letter Amendment No. 4 dated February 9, 2005, to the Revolving Credit and Term Loan Agreement dated as of October 17, 2003 between the Company and M&I Marshall & Ilsley Bank.(incorporated by reference to Exhibit 10.10.13.4 to the Form 10-K for the year ended December 312, 2004).

10.14	Term Promissory Note dated October 17, 2003 in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2003).
10.15	Revolving Promissory Note dated October 17, 2003 in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended September 30, 2003).

10.16	Security Agreement dated October 17, 2003 between the Company and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended September 30, 2003).
10.17

Third Party Security Agreement dated October 17, 2003 between the Company’s wholly owned subsidiary and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2003).

10.18

Asset Purchase Agreement among Medamicus, Inc., Medacquisition, Inc., BIOMEC Inc. and BIOMEC Cardiovascular Inc. dated as of July 21, 2003 (attached as Annex A to the Form S-4 Joint Proxy Statement/Prospectus, File No 333-108404.)

10.18.1	Amendment No 1 dated March 14, 2005 to Asset Purchase Agreement dated July 21, 2003 (, incorporated by reference to Exhibit 10.17.1 to the Form 10-K for the year ended December 31, 2004.)
10.19

Letter agreement dated March 15, 2005 between Enpath Medical Inc, BIOMEC, Inc and BIOMEC Technology, Inc., (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2004.)

10.20	Agreement on Board Representation between Enpath Medical, Inc. and BIOMEC, Inc. dated February 16, 2006.
21.1	The Company has no subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

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

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
January 24, 2006 except for Note 6 as to which the date is February 14, 2006

Enpath Medical, Inc. and Subsidiary

Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Year ended December 31, 2003:
Accounts receivable allowances:			Note 1
Allowance for doubtful accounts	$60,000	$0	$20,407	$10,417	$69,990

Inventory allowance			Note 1
Allowance for slow-moving inventory	$58,899	$24,321	$72,175	$0	$155,395

Year ended December 31, 2004:
Accounts receivable allowances:
Allowance for doubtful accounts	$69,990	$0	$0	$1,384	$68,606

Inventory allowance
Allowance for slow-moving inventory	$155,395	$0	$0	$31,413	$123,982

Year ended December 31, 2005:
Accounts receivable allowances:
Allowance for doubtful accounts	$68,606	$0	$0	$11,265	$57,341

Inventory allowance
Allowance for slow-moving inventory	$123,982	$273,451	$0	$139,895	$257,538

Notes

1. Acquired in acquisition of BCI