Form 10-Q
period 2006-03-31
ENPATH MEDICAL INC
filed 2006-05-08
CIK 833140

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of Registrant’s common stock outstanding on May 4, 2006 was 6,150,360.

Item 1. Condensed Financial Statements

Balance Sheets

	March 31, 2006	December 31, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$599,429	$—
Accounts receivable, less allowance for doubtful accounts of $58,000 and $57,000, respectively	4,981,193	3,862,199
Inventories, less allowance for slow-moving inventory of $266,000 and $258,000, respectively	4,814,098	4,539,265
Prepaid expenses and other assets	242,647	164,790
Income taxes receivable	118,186	69,887
Notes receivable	90,000	90,000
Deferred income taxes	133,443	234,315
Total current assets	10,978,996	8,960,456

Property and equipment:
Equipment	7,363,942	6,978,553
Office furniture, fixtures and computers	1,877,410	1,870,422
Leasehold improvements	1,722,953	1,708,254
	10,964,305	10,557,229
Less accumulated depreciation and amortization	(6,294,809)	(5,871,108)
Net property and equipment	4,669,496	4,686,121

Other non-current assets:
Goodwill	9,487,975	9,487,975
Intangible assets with finite lives, net	5,125,365	5,322,666
Notes receivable	45,000	45,000
Deferred income taxes	1,306,123	1,548,740
Total other non-current assets	15,964,463	16,404,381

TOTAL ASSETS	$31,612,955	$30,050,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of note payable to bank	$1,000,000	$1,000,000
Current installments of capital lease obligations	—	4,714
Accounts payable	1,413,466	928,807
Accrued compensation	1,078,358	713,903
Other accruals	259,496	263,259
Deferred revenue	56,250	56,250
Total current liabilities	3,807,570	2,966,933

Long-term liabilities:
Notes payable to bank, less current maturities	1,533,314	1,833,316
Deferred revenue	210,938	225,000
Total long-term liabilities	1,744,252	2,058,316

Total liabilities	5,551,822	5,025,249

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and outstanding 6,129,335 and 6,035,380 shares, respectively	61,293	60,353
Additional paid-in capital	22,582,184	22,200,269
Retained earnings	3,417,656	2,765,087
Total shareholders’ equity	26,061,133	25,025,709

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,612,955	$30,050,958

See accompanying condensed notes to financial statements

Income Statements (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net sales	$9,422,689	$6,616,752
Cost of sales	5,709,670	4,250,227
Gross profit	3,713,019	2,366,525

Operating expenses:
Research and development	1,203,088	1,377,973
Selling, general and administrative	1,459,409	1,456,569
Total operating expenses	2,662,497	2,834,542

Operating income (loss)	1,050,522	(468,017)

Other income (expense):
Interest expense	(50,599)	(63,002)
Interest income	231	0
Other	3,798	(7,561)
Total other income (expense)	(46,570)	(70,563)

Income (loss) before income taxes	1,003,952	(538,580)
Income tax (expense) benefit	(351,383)	188,503
Net income (loss)	$652,569	$(350,077)

Net income (loss) per common share:
Basic	$0.11	$(0.06)
Diluted	$0.11	$(0.06)

Weighted average common and common equivalent shares outstanding:
Basic	6,104,568	5,899,571
Diluted	6,209,405	5,899,571

See accompanying condensed notes to financial statements

Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at December 31, 2005	6,035,380	$60,353	$22,200,269	$2,765,087	$25,025,709
Options exercised	93,955	940	270,982	—	271,922
Stock-based compensation			56,490		56,490
Tax benefit from options exercised	—	—	54,443	—	54,443
Net income for the three months ended March 31, 2006	—	—	—	652,569	652,569
Balances at March 31, 2006	6,129,335	$61,293	$22,582,184	$3,417,656	$26,061,133

See accompanying condensed notes to financial statements

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$652,569	$(350,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	657,718	608,039
Non-cash stock-based compensation	56,490	—
Deferred income taxes	343,489	—
Changes in operating assets and liabilities:
Accounts receivable	(1,118,994)	678,453
Inventories	(274,833)	(222,924)
Prepaid expenses and other assets	(77,857)	(21,115)
Income taxes receivable	(48,299)	(188,502)
Accounts payable	484,659	39,138
Accrued expenses	360,692	144,854
Deferred revenue	(14,062)	—
Net cash provided by operating activities	1,021,572	687,866

Cash flows from investing activities:
Purchase of property and equipment	(407,076)	(280,844)
Additions to intangible assets	(36,717)	(103,744)
Additional cash paid for acquisition	—	(97,771)
Net cash used in investing activities	(443,792)	(482,359)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4,714)	(19,896)
Principal payments on long-term debt	(300,002)	(250,002)
Payments on line of credit	—	(306,652)
Proceeds from exercise of options and warrants	271,922	29,889
Tax benefit from options exercised	54,443	—
Net cash provided by (used in) financing activities	21,649	(546,661)

Net increase (decrease) in cash and cash equivalents	599,429	(341,154)

Cash and cash equivalents, beginning of period	—	362,625

Cash and cash equivalents, end of period	$599,429	$21,471

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$50,599	$63,002
Cash paid during the period for income taxes	$1,750	$—

Supplemental schedule of noncash investing activity:
Common stock issued in payment of contingent purchase price	$—	$391,085

See accompanying condensed notes to financial statements

Condensed Notes to Financial Statements

Three Months Ended March 31, 2006

(Unaudited)

1. Basis of presentation

The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The financial statements presented herein as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2. Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following:

	March 31, 2006	December 31, 2005
Purchased parts and subassemblies	$3,258,381	$3,176,993
Work in process	1,027,955	850,124
Finished goods	527,762	512,148
Total Inventory	$4,814,098	$4,539,265

3. Finite Life Intangible Assets

Finite life intangible assets at March 31, 2006 and December 31, 2005 are as follows:

		March 31, 2006
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$115,000	$—
Core technology	12	2,650,000	533,687	2,116,313
Developed technology	8	1,500,000	453,125	1,046,875
Customer relationships	6	615,000	247,718	367,282
Patents and inventions	5 to 9	1,686,225	649,615	1,036,610
Trade name	30	545,000	43,906	501,094
Other	5 to 10	98,031	40,840	57,191
Totals		$7,209,256	$2,083,891	$5,125,365

		December 31, 2005
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$86,250	$28,750
Core technology	12	2,650,000	478,478	2,171,522
Developed technology	8	1,500,000	406,250	1,093,750
Customer relationships	6	615,000	222,092	392,908
Patents and inventions	5 to 9	1,650,968	581,020	1,069,948
Trade name	30	545,000	39,364	505,636
Other	5 to 10	96,571	36,419	60,152
Totals		$7,172,539	$1,849,873	$5,322,666

Amortization expense related to these assets is as follows:

Quarter ended March 31, 2006	$234,018
Quarter ended March 31, 2005	$205,924
Year ended December 31, 2005	$846,147

Amortization expense on these assets over the next five fiscal years is estimated to be as follows:

Year		Amount
Remainder of	2006	$618,000
	2007	$823,000
	2008	$821,000
	2009	$651,000
	2010	$494,000

4. Safety Needle Asset Impairment

On June 30, 2004, the Company recorded a one-time impairment charge of approximately $2.8 million related to its safety needle assets. In addition, the Company re-evaluated the future estimated lives of the safety needle assets and began depreciating the new fair value of these assets using the straight-line method over the terms shown below.

	Preimpairment			Revised	Net Book
	Net Book Value	Impairment	Fair Value	Life	Value
Item	June 30, 2004	Write-Off	June 30, 2004	(Years)	March 31, 2006
License Agreement	$1,379,280	$1,264,280	$115,000	2	$—
Automation Equipment for Safety Needle	1,550,215	1,370,215	180,000	5	117,000
Safety Needle Molds and Tooling	194,704	174,704	20,000	2	2,500
Totals	$3,124,199	$2,809,199	$315,000		$119,500

While the Company continues to sell approximately $75,000 worth of safety needles per quarter and is reducing inventory levels of these products, the Company has determined to phase out of this product line in the future. The Company is currently looking at possible buyers for this product line and expects to fully realize the adjusted investment remaining in the safety needle inventory and equipment. On March 31, 2006, in addition to a carrying value of $119,500 for its safety needle assets listed above, the Company had safety needle inventory consisting of components and finished goods totaling $225,000 which amounted to 4.7% of total Company inventory. The Company increased its inventory reserves during the third quarter of 2005 by $58,000 in order to cover possible write-offs of safety needle inventory. If the Company is not able to find a buyer for this product line and actual sales drop off dramatically, the adjusted investment in this product totaling approximately $345,000 (assets plus inventory) at March 31, 2006 may not be fully realizable in the future.

5. Net Income (Loss) Per Common Share

Basic per-share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is not dilutive which would be the case when the Company is in a loss situation.

6. Income Taxes

Income tax expense for the three month periods ended March 31, 2006 and 2005, was computed using an estimated combined federal and state tax rate of 35%. The overall tax rate for the remainder of 2006 is expected to remain at approximately 35% as management anticipates being able to continue utilizing available research and development tax credits.

7. Stock-Based Compensation

We currently have two active stock-based compensations plans under which there are awards still available for grant:  The 1999 Incentive Stock Option Plan and the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan. We also have two plans that had stock option activity during the quarter, including the exercise of stock options and forfeitures. Summary information related to all plans is shown below.

						Available
Plan	Reserved	Granted	Forfeited	Exercised	Outstanding	To Grant
1989 Incentive Plan	400,000	581,925	(342,325)	(239,600)	0	0
1991 Non-Qualified Plan	280,000	299,500	(19,500)	(272,500)	7,500	0
1999 Incentive Plan	900,000	1,165,500	(326,050)	(116,248)	723,202	39,850
1999 Non-Employee Director Plan	400,000	219,500	(25,000)	(46,000)	148,500	205,500
Totals	1,980,000	2,266,425	(712,875)	(674,348)	879,202	245,350

These plans are administered by the compensation committee of our Board of Directors, which selects persons eligible to receive awards and determines the number of shares and options subject to each award, the terms, conditions, performance measures and other provisions of the awards. Readers should refer to Note 8 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information related to these stock-based compensation plans.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) utilizing the modified prospective approach. Prior to the adoption of FAS 123R, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. We incurred a total of $56,490 in compensation expense in the first quarter of 2006 as a result of our adoption of FAS 123R.

As a result of adopting FAS 123R on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006 were lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.  The “As Reported” column presents our results in accordance with generally accepted accounting principles. The “Proforma Under APB 25” column shows what our 2006 results would have been had we continued to report our results in accordance with APB 25, that is without the $56,490 of compensation expenses. We intend to report results of our future 2006 quarters in a similar manner because we believe this presentation facilitates a quarter-to-quarter understanding of the effect of 123R on our 2006 results (see chart below).

		Proforma
	As Reported	Under APB 25
Income before taxes	1,003,952	1,003,952
Add back compensation expense	—	56,490
Adjusted income before taxes	1,003,952	1,060,442
Income taxes	(351,383)	(371,155)
Net income	652,569	689,287

Net income (loss) per common share
Basic	$0.11	$0.11
Diluted	$0.11	$0.11

Wtd average common and common equivalent shares outstanding
Basic	6,104,568	6,104,568
Diluted	6,209,405	6,203,890

We receive a tax deduction for certain stock option exercises during the period in which options are exercised, generally for the excess of the prices at which the options are sold over the exercise prices of the options. Prior to the adoption of FAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with FAS 123R, for the three months ended March 31, 2006, we changed our condensed statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, $54,443 of tax benefits were reported as financing cash flows rather that operating cash flows.

Proceeds from the exercise of stock options were $271,922 for the three months ended March 31, 2006. The actual income tax benefit realized from stock option exercises is $54,443 for the same period.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with FAS 123R for the three months ended March 31, 2005. The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with FAS 123R for the three months ended March 31, 2005, and reported a compensation expense of $168,776. We intend to show similar 2005 pro forma information in our future 2006 reports because we believe this presentation facilitates a quarter-to-quarter understanding of the effect of 123R on our 2006 results.

March 31, 2005
Net loss - as reported	$(350,077)
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards)	(168,776)
Pro forma net loss	$(518,853)

Net loss per common share:
Basic net loss per share - as reported	$(0.06)
Basic net loss per share - pro forma	$(0.09)
Diluted net loss per share - as reported	$(0.06)
Diluted net loss per share - pro forma	$(0.09)

Weighted average common shares outstanding
Basic	5,899,571
Diluted	5,899,571

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	75.6%	41.2%
Risk-free interest rate	4.35%	3.77%
Expected life of options (years)	6	6
Weighted average fair value of options granted	$6.07	$4.08

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogenous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the historical volatility of our stock price.

At March 31, 2006, there was approximately $1,052,000 of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 4.5 years.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number	Weighted Avg	Weighted Avg Remaining
	Of Shares	Exercise Price	Contract Life
Options outstanding at beginning of period	828,407	$8.55
Options granted	169,000	9.71
Options exercised	(93,955)	2.89
Options surrendered	(24,250)	12.05
Options outstanding at end of period	879,202	$9.28	4.04

Options exercisable at end of period	692,367	$9.25	3.54

Shares available for future stock option grants to employees and directors under existing plans were 39,850 and 205,500, respectively, at March 31, 2006

Restricted Stock

The plans described in Note 8 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 20, 2006, allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally five years). The share based expense for these awards was determined based on the market price of our stock on the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. As of March 31, 2006, we have unearned stock-based compensation of approximately $180,000 associated with these awards.

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues in the accompanying condensed statements of operations related to these restricted stock grants for the periods indicated below:

	Three Months Ended March 31,
	2006	2005
Stock-based compensation expense	$3,165	$—

The following table presents the restricted shares that were granted and outstanding as of March 31, 2006 and December 31, 2005:

Restricted Stock	March 31, 2006	December 31, 2005
Beginning shares outstanding	4,215	0
Granted during and as of the period ended	16,865	4,215
Exercised during and as of the period ended	0	0
Forfeited during and as of the period ended	(380)	0
Ending shares outstanding	20,700	4,215

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

We manufacture and market a family of percutaneous venous vessel introducers with proprietary features, as well as our own proprietary valved introducer. Vessel introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel. These products make up our Introducer product line.

We also develop and manufacture advanced delivery catheters that have a “fixed curve” or an articulating distal tip section that can be manipulated to enable the health care professional to access parts of the patient’s anatomy  (such as the left ventricle of the heart) that cannot be reached by traditional introducers. These sophisticated advanced delivery catheters are designed and manufactured to meet the unique needs of each procedure being performed. These products make up our Advanced Delivery Catheter product line.

We also develop and manufacture proprietary and custom designed implantable stimulation leads, adapters and delivery systems for the cardiac and neuromodulation markets. These products make up our Lead Technologies product line.

Through December 31, 2005, we combined the sales and gross profits of the Introducer product line and the Advanced Delivery Catheter product line under the heading Delivery Systems because the products were being produced in our Plymouth facility and we listed the sales and gross profits of the Lead Technologies product line under the heading Lead Technologies because the products were being produced in our Bloomington facility.

Because each of these three product lines have unique design, development and manufacturing requirements, we have assigned general managers to each of the three product lines beginning in 2006 in order to provide more product line focus for each of these three elements (design, development, manufacturing). As part of this process, some of our product sales that were classified as Advanced Delivery in past periods have been moved into the Introducer product line due to product focus and we have adjusted the product line sales categories from 2005 in order to give a better product line comparison going forward. Overall, the business is aggregated into one reportable segment: the manufacture and sale of medical devices. These product lines have similar customers and regulatory requirements. We support all sales activities with one sales and marketing department and our general and administrative function has responsibility for the entire company.

Results of Operations

For the three months ended March 31, 2006 and 2005

A summary of our net sales by product line and overall gross profit is shown below:

Sales	Q1 2006	Q1 2005	Change	% Change
Introducers	$5,705,000	$4,375,000	$1,330,000	30.4%
Advanced Delivery Catheters	1,421,000	509,000	912,000	179.2%
Lead Technologies	2,297,000	1,733,000	564,000	32.5%
Total Sales	$9,423,000	$6,617,000	$2,806,000	42.4%

Gross Profits	$3,713,000	$2,367,000	$1,346,000	56.9%

Gross Profit as % of Sales	39.4%	35.8%

Sales of our introducer product line increased during the 2006 period to both existing and new customers, including significant orders from our new European CRM customer. We continue to attract new introducer customers due to our ability to quickly adapt our base introducer product line to each customer’s specific needs. We are anticipating that our introducer product sales will continue to increase in 2006 as we launch our next generation valved introducer product to the pacing market in the third quarter.

Sales of our advanced delivery catheter products increased during the 2006 period due to a large initial stocking order from one OEM customer and continued inventory building orders from Bard EP. We are continuing our development efforts with several other OEM customers on sophisticated delivery catheters that may have utility in the treatment of atrial fibrillation, percutaneous mitral valve repair, carotid stent placement, and a variety of renal and peripheral interventions. We are also developing delivery catheters that could be used in conjunction with our stimulation lead products to more efficiently deliver an epicardial or a neurostimulation lead. We expect advanced delivery catheter product sales will remain strong in the second quarter due to continued ramp-up orders from our two primary customers. Sales in the second half of 2006 will be primarily dependent on the success of these two customers in penetrating their respective markets.

Sales of lead technologies products increased during the 2006 period primarily due to increased sales of leads and adaptors. One of our partners is successfully selling our steroid epicardial lead in Europe and we have continued to see increased orders for this product. This partner also commenced selling the FasTac Flex delivery tool in Europe late in 2005 and plans to evaluate the potential launch of the FasTac Flex in the U.S. We also experienced increased sales of our MyoPore epicardial lead in the United States to several other partners in the first quarter of 2006 as well as increased accessory sales to our largest CRM stimulation lead customer. We expect to see growth in our lead technologies product sales in 2006 primarily due to continued growth in sales of the steroid lead in Europe, as well as the potential launch in the U.S. of our FasTac Flex delivery tool for improved efficiency when placing the epicardial lead.

Gross profit, both as a dollar amount and as a percent of sales increased during the 2006 period due to the higher volume of sales and manufacturing activity which allowed us to utilize our existing overhead more effectively. We expect our gross margins as a percent of sales to remain in the 38% to 40% range during 2006 as we continue to improve manufacturing yields and efficiencies on our advanced delivery catheter product line.

Combined Expenses for the three months ended March 31, 2006 and 2005

Combined Expenses	Q1 2006	Q1 2005	Change
Research & Development	$1,203,088	$1,377,973	$(174,885)
Sales & Marketing	379,985	435,235	(55,250)
General & Administrative	1,079,424	1,021,334	58,090
Interest Income	(231)	0	(231)
Interest Expense	50,599	63,002	(12,403)
Other	(3,798)	7,561	(11,359)
Total Expenses	$2,709,067	$2,905,105	$(196,038)

Total Sales	$9,422,689	$6,616,752

Percent of Sales	Q1 2006	Q1 2005
Research & Development	12.8%	20.8%
Sales & Marketing	4.0%	6.6%
General & Administrative	11.5%	15.4%
Interest Income	(0.0)%	0.0%
Interest Expense	0.5%	1.0%
Other	(0.0)%	0.1%

Research and Development

Research and development expenses decreased slightly during the comparable periods primarily due to the high level of expenses we experienced in the first quarter of 2005 related to our appeal of the FDA’s decision to deny marketing clearance of our steroid epicardial lead. We are currently gathering retrospective human clinical data on the performance of our steroid epicardial lead in Europe with the assistance of our European partner which we plan to use for a June 2006 amended PMA submission to the FDA in our effort to secure U.S. marketing clearance for this partner, although we do not anticipate the cost of this effort to be of the same magnitude as the costs incurred in 2005. At this time we are uncertain whether we will be able to gather the necessary data to satisfy the requirements of the FDA. We expect second quarter research and development expenses to exceed first quarter expenses due to several new product validation activities.

Sales and Marketing

Sales and marketing expenses decreased slightly during the 2006 period primarily due to lower spending on salaries caused by some department turnover in late 2005. These positions have now been filled and we expect second quarter expenses will increase as a result.

General and Administrative

General and administrative expenses increased slightly during the 2006 period due primarily to stock-based compensation costs. We adopted FAS 123R on January 1, 2006 which required us to book stock-based compensation of $43,000 in the first quarter of 2006, which was not the case in 2005. We expect general and administrative expenses to total approximately 11% of sales for 2006.

Other Expenses

Interest expense decreased primarily due to lower balances on the five-year amortizing note payable that was put in place in October 2003. Other income was primarily due to the sale of a piece of equipment and an insurance refund received.

Income tax expense for the three month period ended March 31, 2006, was computed using an estimated combined federal and state tax rate of 35%, compared to the statutory rate of 39%. A combined rate of 35% was also used for the three month period ended March 31, 2005. The overall tax rate for the remainder of 2006 is expected to remain at approximately 35% as management anticipates being able to continue utilizing available research and development tax credits.

As a result, we had net income of $652,569 or $.11 per diluted share for the three months ended March 31, 2006, compared to a net loss of $350,077 or $.06 per diluted share for the three months ended March 31, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2006 was $1,021,572, consisting of net income of $652,569, adjusted for non-cash items of depreciation and amortization of $657,718, non-cash stock-based compensation of $56,490 and non-cash based deferred income taxes of $343,489, less a net change in operating assets and liabilities of $688,994. Accounts receivable increased during the period primarily due to a large amount of sales that were invoiced in March (over $4 million). Receivable days outstanding continue to average 44-46 days. Inventory increased during the period primarily due to our increased sales levels.

Net cash used in investing activities for the three months ended March 31, 2006 was $443,792. We purchased equipment totaling $407,076 and we had additions to intangible assets of $36,717.

Net cash provided by financing activities for the three months ended March 31, 2006 was $21,649. We made note payments in the amount of $300,002 and capital lease payments of $4,714. This was offset by cash received from the exercise of options of $271,922 and a tax benefit from options exercised of $54,443.

As a result, our cash and cash equivalents were $599,429 as of March 31, 2006 compared to $0 at December 31, 2005. Working capital increased from $5.99 million as of December 31, 2005 to $7.17 million as of March 31, 2006.

We currently have four major customers that account for more than 10% of our sales. The information below includes the percent of sales for the three months ended March 31, 2006 and 2005 and the related accounts receivable balance on March 31, 2006 and 2005 from these customers.

	March 31, 2006		March 31, 2005
Customer	% Sales	% A/R	% Sales	% A/R
A	26%	20%	27%	18%
B	16%	15%	20%	24%
C	14%	9%	9%	5%
D	12%	18%	0%	0%

In October 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5 million, which was used to finance a portion of the acquisition of BIOMEC Cardiovascular Inc., and a $3 million line of credit. As of May 1, 2006, the bank renewed the line of credit, increased the limit to $4 million and extended the expiration date to April 30, 2007. The borrowings are secured by substantially all of our assets and also contain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender.

Payments on the term loan consist of monthly principal payments of $83,334 plus interest at Libor plus 2.5%. These payments commenced in November 2003. The line of credit bears interest at Libor plus 2.25% with no minimum interest due and expires on April 30, 2007, if not renewed. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no borrowings under the line of credit at March 31, 2006, or December 31, 2005, and the entire $4,000,000 is available for use. This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 03/31/06	Date of Expiration
Line of credit	$4,000,000	$0	April 30, 2007

A summary of our contractual cash obligations at March 31, 2006 is as follows:

	Payments due by period
Contractual Obligations	Total	Remaining 2006	2007	2008
Long-term debt, including interest	$2,830,296	$872,930	$1,098,718	$858,648
Operating leases	$940,430	452,708	306,767	180,955
Total contractual cash obligations	$3,770,726	$1,325,638	$1,405,485	$1,039,603

While we believe that we have sufficient resources with our current cash and credit facility to make payments to meet our long-term debt obligations and fund our planned operations for the remainder of fiscal 2006, there is no assurance that we will not need additional capital in the future. Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.

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

Stock Based Compensation and Accelerated Vesting

We currently have two active stock-based compensations plans under which there are awards still available for grant:  The 1999 Incentive Stock Option Plan and the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan. We also have two plans that had stock option activity during the quarter, including the exercise of stock options and forfeitures. Summary information related to all plans is shown below (see Note 7 to the condensed financial statements in this Form 10-Q for further details).

						Available
Plan	Reserved	Granted	Forfeited	Exercised	Outstanding	To Grant
1989 Incentive Plan	400,000	581,925	(342,325)	(239,600)	0	0
1991 Non-Qualified Plan	280,000	299,500	(19,500)	(272,500)	7,500	0
1999 Incentive Plan	900,000	1,165,500	(326,050)	(116,248)	723,202	39,850
1999 Non-Employee Director Plan	400,000	219,500	(25,000)	(46,000)	148,500	205,500
Totals	1,980,000	2,266,425	(712,875)	(674,348)	879,202	245,350

We accounted for these plans under APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations thru December 31, 2005. No stock-based compensation cost was reflected in our financial results, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We also granted options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants were accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 123 based on the grant date fair values.

On January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R” or the “Statement”). FAS 123R requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123R is a replacement of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25, and its related interpretive guidance.

This Statement requires entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123R permits entities to use any option-pricing model that meets the fair value objective in the Statement. FAS 123R allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. We have adopted the modified prospective transition method beginning in 2006. The pro forma compensation costs presented previously and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

On April 28, 2005, our Board of Directors took action to accelerate vesting of all outstanding employee stock options. As of that date, we had a total of 670,400 employee options outstanding, of which 214,000 were vested and 456,400 were unvested. The Board accelerated the vesting schedule of the 456,400 unvested employee options, of which 439,800 were “underwater” and 16,600 were “in the money.”  Unvested options that were granted to Board members were not subject to the accelerated vesting.

Summary information related to these options is shown below:

Employees	Total	Vested	Unvested
“Underwater” Options	561,900	122,100	439,800
“In The Money” Options	108,500	91,900	16,600
Total Options	670,400	214,000	456,400

This action was taken to eliminate approximately $1.3 million in compensation expense that we would otherwise have incurred over four years beginning in 2006, upon the adoption of FAS 123R. We also determined that no compensation expense needed to be booked for the 16,600 “in the money” options that were unvested due to the high likelihood of continued employment of the individuals involved, as well as the short remaining period (less than one year) to full vesting.

The Board of Directors has examined our method of compensating employees and Board members through equity awards. The Board has determined that future equity compensation will primarily consist of restricted stock awards with stock option awards being made only at the officer and Board level. We use the Black-Scholes option pricing model to value stock option awards.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debt expense and believe our reserve for doubtful accounts of $58,000 should be adequate for any exposure to loss in our March 31, 2006 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established a reserve for excess and slow-moving inventories and believe the reserve of $266,000 at March 31, 2006 is adequate.

Valuation of Goodwill and Long-Lived Assets including Intangible Assets with Finite Lives

As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The test for impairment of finite life assets requires us to make estimates of the fair value of our long-lived assets, primarily based on projected future cash flows using discount rates determined by management to be commensurate with the risk inherent in the current business model or another valuation technique. For indefinite life intangibles, we determine whether the fair value of such assets exceeds the carrying amount of the reporting unit’s net assets.  If we determine that the carrying value of these assets may not be recoverable, we will reduce the valuation of these assets on our financial statements. Significant intangible assets include the following:

Goodwill

The estimate of the fair value of the goodwill that resulted from our acquisition of BCI and the annual impairment test of this asset are significant estimates and require judgment relative to valuation, future cash flows, and market capitalization as well as other matters including the recorded balance of approximately $9.5 million.

Safety Needle

The estimate of the fair value of our investment in the license agreement and manufacturing equipment related to the safety needle (aggregate net balance of $119,500 at March 31, 2006) is primarily dependent upon locating an appropriate buyer for our automated equipment and licensed technology. While we are continuing to sell approximately $75,000 worth of safety needles each quarter, we are planning to phase out of this product line in the future. We are currently looking at possible buyers for this product line and we expect to fully realize the adjusted investment we have remaining in the safety needle inventory and equipment. However, if we are not able to find a buyer for this product line and actual sales drop off dramatically, our adjusted investment in this product totaling approximately $345,000 (assets plus inventory) at March 31, 2006 may not be fully realizable in the future.

Other Intangibles with Finite Lives

Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $5.12 million at March 31, 2006) are being amortized on a straight-line method over their estimated useful lives, ranging from 2 to 30 years.

Forward Looking Statements

This news release contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. All forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as in our quarterly reports on Form 10-Q and Current Reports on Form 8-K. Among the factors that could cause results to differ materially are the following: Enpath’s dependence upon a limited number of key customers for its revenue; the ability of Enpath to complete the integration of the Stimulation Lead operations acquired in October 2003; Enpath’s ability to gather the necessary data required by the FDA to gain marketing clearance of its steroid epicardial lead; the ability of Enpath and its distribution partner to successfully introduce the Myopore Rx steroid epicardial lead and the Fastac Flex epicardial lead delivery tool; the ability of Enpath’s customers to successfully develop and market therapies that utilize the Company’s advanced delivery systems; Enpath’s dependence upon licensing agreements with third parties for the technology underlying some of its products; Enpath’s ability to effectively manufacture its products, including steerable catheters, the Myopore Rx steroid lead and the Fastac Flex delivery device, in anticipated required quantities; Enpath’s ability to develop or acquire new products to increase its revenues; Enpath’s ability to attract and retain key personnel; introduction of competitive products; Enpath’s ability to successfully protect its intellectual property against misappropriation or claims of infringement by third parties; government regulatory matters; economic conditions; and Enpath’s ability to raise capital. All forward-looking statements of Enpath, whether written or oral, and whether made by or on behalf of Enpath, are expressly qualified by these cautionary statements. In addition, Enpath disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities used to maintain liquidity. Our earnings have not been materially affected by changes in interest rates on our floating interest rate debt because interest rates have remained fairly stable and we have paid down a substantial portion of our debt. Based on our current borrowings and anticipated line of credit requirements in 2006, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than $25,000.

Item 4. Controls and Procedures

Management, with the participation of the Company’s principal executive officer, John C. Hertig and principal financial officer, James D. Hartman, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

No material changes from those listed in our Form 10-K for the year ended December 31, 2005.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

(a).  The Company held its annual meeting of shareholders on April 27, 2006.

(b).  The Company solicited proxies from its shareholders to vote on the following items:

•                  To elect seven directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected.

•                  To amend the Enpath Medical, Inc. 1999 Incentive Stock Option Plan to increase the number of shares of common stock authorized for issuance thereunder by 200,000, from 900,000 shares to 1,100,000 shares.

•                  To amend the Enpath Medical, Inc. 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan  to change the automatic grant provisions for non-employee directors.

•                  To ratify the appointment of McGladrey & Pullen, LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006.

A total of 5,490,686 votes were cast in person or by proxy at the annual meeting and the vote counts were as follows:

					Broker
Proposal	For	Against	Withhold	Abstain	Non Vote	Totals
Election of Directors
Thomas L. Auth	5,147,085	—	343,601	—	—	5,490,686
Michael D. Dale	5,147,095	—	343,591	—	—	5,490,686
Albert Emola	5,209,372	—	281,314	—	—	5,490,686
James D. Hartman	5,405,779	—	84,907	—	—	5,490,686
John C. Hertig	5,413,972	—	76,714	—	—	5,490,686
Richard F. Sauter	5,211,912	—	278,774	—	—	5,490,686
Richard T. Schwarz	5,328,795	—	161,891	—	—	5,490,686

Amend 1999 Incentive Plan	3,346,071	658,411	—	35,099	1,451,105	5,490,686

Amend 1999 Director Plan	3,475,632	517,145	—	46,804	1,451,105	5,490,686

Ratify Auditors	5,274,804	199,830	—	16,052	—	5,490,686

Accordingly, each nominee was elected to serve as a director, the amendment to the 1999 Incentive Plan, the amendment to the 1999 Non-Employee Director Plan and the appointment of McGladrey & Pullen, LLP as the Company’s independent auditor were ratified.

Item 5 – Other Information

None

Item 6 – Exhibits

(a)  Exhibits:

•                  Exhibit 10.1:  Letter amendment No. 4 dated as of May 1, 2006 to Revolving Credit and Term Loan Agreement with M&I Marshall & Ilsley Bank.

•                  Exhibit 10.2:  Renewal Revolving Promissory Note in the amount of $4 million dated as of May 1, 2006 with M&I Marshall & Ilsley Bank.

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

Enpath Medical, Inc.

Date: May 8, 2006	By:	/s/ John C. Hertig
Chief Executive Officer