Form 10-Q
period 2006-06-30
ENPATH MEDICAL INC
filed 2006-08-11
CIK 833140

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-19467

Enpath Medical, Inc.

(Exact name of registrant as specified in its charter)

Minnesota		41-1533300
(State or other jurisdiction of		(IRS Employer
incorporation or organization)		IdentificationNo.)

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

The number of shares of Registrant’s common stock outstanding on August 3, 2006 was 6,238,140.

Index

Item 1. Condensed Financial Statements

Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,700,867	$—
Accounts receivable, less allowance for doubtful accounts of $57,000	4,521,052	3,862,199
Inventories, less allowance for slow-moving inventory of $308,000 and
$258,000, respectively	5,622,443	4,539,265
Prepaid expenses and other assets	252,315	164,790
Income taxes receivable	—	69,887
Notes receivable	90,000	90,000
Deferred income taxes	155,831	234,315
Total current assets	12,342,508	8,960,456

Property and equipment:
Equipment	7,844,897	6,978,553
Office furniture, fixtures and computers	1,902,113	1,870,422
Leasehold improvements	1,728,371	1,708,254
	11,475,381	10,557,229
Less accumulated depreciation and amortization	(6,743,990)	(5,871,108)
Net property and equipment	4,731,391	4,686,121

Other non-current assets:
Goodwill	9,487,975	9,487,975
Intangible assets with finite lives, net	4,981,314	5,322,666
Notes receivable	—	45,000
Deferred income taxes	1,467,262	1,548,740
Total other non-current assets	15,936,551	16,404,381

TOTAL ASSETS	$33,010,450	$30,050,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of note payable to bank	$1,000,000	$1,000,000
Current installments of capital lease obligations	—	4,714
Accounts payable	1,946,830	928,807
Accrued compensation	1,038,451	713,903
Other accruals	525,524	263,259
Income taxes payable	110,407	—
Deferred revenue	56,250	56,250
Total current liabilities	4,677,462	2,966,933

Long-term liabilities:
Notes payable to bank, less current maturities	1,233,312	1,833,316
Deferred revenue	196,875	225,000
Total long-term liabilities	1,430,187	2,058,316

Total liabilities	6,107,649	5,025,249

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and
outstanding 6,229,315 and 6,035,380 shares, respectively	62,293	60,353
Additional paid-in capital	23,062,603	22,200,269
Retained earnings	3,777,905	2,765,087
Total shareholders’ equity	26,902,801	25,025,709

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,010,450	$30,050,958

See accompanying notes to condensed financial statements

Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales	$9,530,112	$7,193,659	$18,952,801	$13,810,411
Cost of sales	5,555,814	4,413,522	11,265,484	8,663,749
Gross profit	3,974,298	2,780,137	7,687,317	5,146,662

Operating expenses:
Research and development	1,739,243	1,592,166	2,942,331	2,970,139
Selling, general and administrative	1,634,933	1,466,142	3,094,342	2,922,711
Total operating expenses	3,374,176	3,058,308	6,036,673	5,892,850

Operating income (loss)	600,122	(278,171)	1,650,644	(746,188)

Other income (expense):
Interest expense	(48,139)	(61,151)	(98,738)	(124,153)
Interest income	3,620	—	3,851	—
Other	(1,374)	(6,392)	2,424	(13,953)
Total other income (expense)	(45,893)	(67,543)	(92,463)	(138,106)

Income (loss) before income taxes	554,229	(345,714)	1,558,181	(884,294)
Income tax (expense) benefit	(193,980)	121,000	(545,363)	309,503
Net income (loss)	$360,249	$(224,714)	$1,012,818	$(574,791)

Net income (loss) per common share:
Basic	$0.06	$(0.04)	$0.16	$(0.10)
Diluted	$0.06	$(0.04)	$0.16	$(0.10)

Weighted average common and common equivalent shares outstanding
Basic	6,178,509	5,948,430	6,147,895	5,924,135
Diluted	6,324,141	5,948,430	6,282,691	5,924,135

See accompanying notes to condensed financial statements

Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at December 31, 2005	6,035,380	$60,353	$22,200,269	$2,765,087	$25,025,709
Options exercised	167,155	1,672	618,596	—	620,268
Restricted stock grants	26,780	268	11,707	—	11,975
Stock-based compensation	—	—	153,674	—	153,674
Tax benefit from options exercised	—	—	78,357	—	78,357
Net income for the six months ended June 30, 2006	—	—	—	1,012,818	1,012,818
Balances at June 30, 2006	6,229,315	$62,293	$23,062,603	$3,777,905	$26,902,801

See accompanying notes to condensed financial statements

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$1,012,818	$(574,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,314,794	1,215,885
Non-cash consulting services	—	6,096
Non-cash stock-based compensation	165,649	—
Deferred income taxes	159,962	—
Changes in operating assets and liabilities:
Accounts receivable	(658,853)	332,738
Inventories	(1,083,178)	(128,095)
Prepaid expenses and other assets	(87,525)	(156,398)
Income taxes receivable	69,887	(291,517)
Accounts payable	1,018,023	256,189
Accrued expenses	586,813	303,538
Income taxes payable	110,407	—
Deferred revenue	(28,125)	—
Net cash provided by operating activities	2,580,672	963,645

Cash flows from investing activities:
Purchase of property and equipment	(918,151)	(691,858)
Additions to intangible assets	(100,561)	(149,323)
Additional cash paid for acquisition	—	(97,771)
Proceeds from notes receivable	45,000	—
Net cash used in investing activities	(973,712)	(938,952)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4,714)	(40,231)
Principal payments on long-term debt	(600,004)	(500,004)
Borrowings on line of credit	—	118,348
Proceeds from exercise of options and warrants	620,268	34,569
Tax benefit from options exercised	78,357	—
Net cash provided by (used in) financing activities	93,907	(387,318)

Net increase (decrease) in cash and cash equivalents	1,700,867	(362,625)

Cash and cash equivalents, beginning of period	—	362,625

Cash and cash equivalents, end of period	$1,700,867	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$98,738	$124,152
Cash paid during the period for income taxes	$126,750	$—

Supplemental schedule of noncash investing activity:
Common stock issued in payment of contingent purchase price	$—	$391,085

See accompanying notes to condensed inancial statements

Notes to Condensed Financial Statements

Six Months Ended June 30, 2006

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

The financial statements presented herein as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.  Inventories consist of the following:

	June 30, 2006	December 31, 2005
Purchased parts and subassemblies	$3,644,242	$3,176,993
Work in process	1,249,759	850,124
Finished goods	728,442	512,148
Total Inventory	$5,622,443	$4,539,265

3.  Finite Life Intangible Assets

Finite life intangible assets at June 30, 2006 and December 31, 2005 are as follows:

		June 30, 2006
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$115,000	$—
Core technology	12	2,650,000	588,896	2,061,104
Developed technology	8	1,500,000	500,000	1,000,000
Customer relationships	6	615,000	273,344	341,656
Patents and inventions	5 to 9	1,748,925	720,746	1,028,179
Trade name	30	545,000	48,448	496,552
Other	5 to 10	99,175	45,352	53,823
Totals		$7,273,100	$2,291,786	$4,981,314

		December 31, 2005
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$86,250	$28,750
Core technology	12	2,650,000	478,478	2,171,522
Developed technology	8	1,500,000	406,250	1,093,750
Customer relationships	6	615,000	222,092	392,908
Patents and inventions	5 to 9	1,650,968	581,020	1,069,948
Trade name	30	545,000	39,364	505,636
Other	5 to 10	96,571	36,419	60,152
Totals		$7,172,539	$1,849,873	$5,322,666

Amortization expense related to these assets is as follows:

Quarter ended June 30, 2006	$207,895
Quarter ended June 30, 2005	$208,538
Six months ended June 30, 2006	$441,913
Six months ended June 30, 2005	$414,462

Amortization expense on these assets over the next five fiscal years is estimated to be as follows:

Year	Amount
Remainder of 2006	$418,000
2007	$836,000
2008	$834,000
2009	$681,000
2010	$495,000

4.  Safety Needle Asset Impairment

On June 30, 2004, the Company recorded a one-time impairment charge of approximately $2.8 million related to its safety needle assets.  In addition, the Company re-evaluated the future estimated lives of the safety needle assets and began depreciating the new fair value of these assets using the straight-line method over the terms shown below.

	Preimpairment			Revised	Net Book
	Net Book Value	Impairment	Fair Value	Life	Value
Item	June 30, 2004	Write-Off	June 30, 2004	(Years)	June 30, 2006
License Agreement	$1,379,280	$1,264,280	$115,000	2	$—
Automation Equipment for Safety Needle	1,550,215	1,370,215	180,000	5	108,000
Safety Needle Molds and Tooling	194,704	174,704	20,000	2	—
Totals	$3,124,199	$2,809,199	$315,000		$108,000

While the Company continues to sell safety needles and is reducing inventory levels of these products, the Company has determined to phase out of this product line in the future.  The Company is currently looking at possible buyers for this product line and expects to fully realize the adjusted investment remaining in the safety needle inventory and equipment.  On June 30, 2006, in addition to a carrying value of $108,000 for its safety needle assets listed above, the Company had safety needle inventory consisting of components and finished goods totaling $177,000 which amounted to 3.1% of total Company inventory.  If the Company is not able to find a buyer for this product line and actual sales drop off dramatically, the adjusted investment in this product totaling approximately $285,000 (assets plus inventory) at June 30, 2006 may not be fully realizable in the future.

5.  Net Income (Loss) Per Common Share

Basic per-share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is not dilutive which would be the case when the Company is in a loss situation.

6.  Income Taxes

Income tax expense for the three and six month periods ended June 30, 2006 and 2005, was computed using an estimated combined federal and state tax rate of 35%.  The overall tax rate for the remainder of 2006 is expected to remain at approximately 35% as management anticipates being able to continue to utilize available credits.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

7.  Stock-Based Compensation

We currently have two active stock-based compensations plans under which there are awards still available for grant:  The 1999 Incentive Stock Option Plan and the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan.  We have two additional plans that had stock option activity during 2006, including the exercise of stock options and forfeitures.  Summary information related to all plans is shown below.

						Available
Plan	Reserved	Granted	Forfeited	Excercised	Outstanding	To Grant
1989 Incentive Plan	400,000	581,925	(342,325)	(239,600)	0	0
1991 Non-Qualified Plan	280,000	299,500	(19,500)	(272,500)	7,500	0
1999 Incentive Plan	1,100,000	1,197,660	(349,530)	(171,948)	676,182	251,870
1999 Non-Employee Director Plan	400,000	244,500	(25,000)	(63,500)	156,000	180,500
Totals	2,180,000	2,323,585	(736,355)	(747,548)	839,682	432,370

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

Under the modified prospective approach, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized in the three and six month periods ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.  We incurred a total of $109,159 and $165,649 in compensation expense for the three and six month periods ended June 30, 2006 as a result of our adoption of FAS 123R.

As a result of adopting FAS 123R on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three and six months ended June 30, 2006 were lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.  The “As Reported” column presents our results in accordance with generally accepted accounting principles.  The “Pro forma Under APB 25” column shows what our 2006 results would have been had we continued to report our results in accordance with APB 25, that is without the $109,159 and $165,649 of compensation expenses.  We intend to report results of our remaining 2006 quarters in a similar manner because we believe this presentation facilitates a quarter-to-quarter understanding of the effect of 123R on our 2006 results (see chart below).

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
		Pro forma		Pro forma
	As Reported	Under APB 25	As Reported	Under APB 25
Income before taxes	554,229	554,229	1,558,181	1,558,181
Add back compensation expense	0	109,159	0	165,649
Adjusted income before taxes	554,229	663,388	1,558,181	1,723,830
Income taxes	(193,980)	(232,186)	(545,363)	(603,341)
Net income	360,249	431,202	1,012,818	1,120,490
Net income (loss) per common share
Basic	$0.06	$0.07	$0.16	$0.18
Diluted	$0.06	$0.07	$0.16	$0.18
Weighted average common and common equivalent shares outstanding
Basic	6,178,509	6,178,509	6,147,895	6,147,895
Diluted	6,324,141	6,324,141	6,282,691	6,282,691

We receive a tax deduction for certain stock option exercises during the period in which options are exercised, generally for the excess of the prices at which the options are exercised or sold over the exercise prices of the options.  Prior to the adoption of FAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows.  In accordance with FAS 123R, for the six months ended June 30, 2006, we changed our condensed statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows.  Proceeds from the exercise of stock options were $620,268 for the six month periods ended June 30, 2006, while the actual income tax benefit realized from stock option exercises was $78,357 for the six months ended and was reported as financing cash flows rather than operating cash flows.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with FAS 123R for the three and six months ended June 30, 2005.  We intend to show similar 2005 pro forma information in our future 2006 reports because we believe this presentation facilitates a quarter-to-quarter understanding of the effect of 123R on our 2006 results.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss as reported	(224,714)	(574,791)
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards) ***	(1,605,121)	(1,765,854)
Pro forma net loss	(1,829,835)	(2,340,645)

Net loss per share:
Basic net loss per share-as reported	$(0.04)	$(0.10)
Basic net loss per share-pro forma	$(0.31)	$(0.40)
Diluted net loss per share-as reported	$(0.04)	$(0.10)
Diluted net loss per share-pro forma	$(0.31)	$(0.40)

Weighted average common and common equivalent shares outstanding
Basic	5,948,430	5,924,135
Diluted	5,948,430	5,924,135

***      Large amounts are due to accelerated vesting of all outstanding incentive options on April 28, 2005 (see Critical Accounting Policies and Estimates - stock based compensation and accelerated vesting section of this Form 10-Q for further explanation).

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	64.4%	74.3%	73.9%	46.4%
Risk-free interest rate	4.9%	4.0%	4.4%	3.8%
Expected life of options (years)	6	7	6	6
Weighted average fair value of options granted	$7.26	$4.51	$6.25	$4.15

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogenous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the historical volatility of our stock price.

At June 30, 2006, there was approximately $1,045,000 of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 3.5 years.

The following table represents stock option activity for the six months ended June 30, 2006:

			Weighted Avg
		Weighted Avg	Remaining
	# Shares	Exercise Price	Contract Life
Options outstanding at beginning of period	828,407	$8.55
Options granted	199,000	9.99
Options exercised	(167,155)	3.71
Options surrendered	(47,350)	11.49
Options outstanding at end of period	812,902	$9.73	4.07

Options exercisable at end of period	613,067	$9.69	3.48

At June 30, 2006, shares available under existing plans for future stock option grants or restricted stock grants to employees were 251,870 and shares available under existing plans for future stock option grants to directors were 180,500.

Restricted Stock

Our 1999 Incentive Stock Option plan and 1999 Non-Employee Director and Medical Advisory Board Stock Option plan allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally five years).  The share based expense for these awards was determined based on the market price of our stock on the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.  As of June 30, 2006, we have unearned stock-based compensation of approximately $160,000 associated with these awards.

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues in the accompanying condensed statements of operations related to these restricted stock grants for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock-based compensation expense	$8,810	$—	$11,975	$—

The following table presents the restricted shares that were granted and outstanding as of the six months ended June 30, 2006 and the twelve months ended December 31, 2005:

Restricted Stock	June 30, 2006	December 31, 2005
Beginning shares outstanding	4,215	0
Granted during and as of the period ended	22,945	4,215
Exercised during and as of the period ended	0	0
Forfeited during and as of the period ended	(380)	0
Ending Shares Outstanding	26,780	4,215

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

Overview

We are a medical products company engaged in:

•              designing, developing, manufacturing and marketing of percutaneous vessel introducers, implantable stimulation leads, steerable catheter delivery products and accessories for the cardiac rhythm management (“CRM”), neuromodulation and interventional radiology markets, and;

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

Through December 31, 2005, we combined the sales of the Introducer product line and the Advanced Delivery Catheter product line under the heading Delivery Systems because the products were being produced in our Plymouth facility and we listed the sales of the Lead Technologies product line under the heading Lead Technologies because the products were being produced in our Bloomington facility.

Because each of these three product lines have unique customer requirements, we have assigned general managers to each of the three product lines beginning in 2006 in order to provide more product line focus.  As part of this process, some of our product sales that were classified as Advanced Delivery in past periods have been moved into the Introducer product line due to product focus and we have adjusted the product line sales categories from 2005 in order to give a better product line comparison going forward.  Overall, the business is aggregated into one reportable segment: the manufacture and sale of medical devices.  We support all sales activities with one sales and marketing department and our general and administrative function has responsibility for the entire company.

Results of Operations

For the three and six month periods ended June 30, 2006 and 2005

A summary of our net sales by product line and overall gross profit is shown below:

Sales	Q2 2006	Q2 2005	Change	% Change
Introducers	$7,131,000	$4,606,000	$2,525,000	54.8%
Advanced Delivery Catheters	565,000	97,000	468,000	482.5%
Lead Technologies	1,834,000	2,490,000	(656,000)	(26.3%)
Total Sales	$9,530,000	$7,193,000	$2,337,000	32.5%

Gross Profit	$3,974,000	$2,780,000	$1,194,000	42.9%

Gross Profit as% of Sales	41.7%	38.6%

Sales	YTD 2006	YTD 2005	Change	% Change
Introducers	$12,836,000	$8,981,000	$3,855,000	42.9%
Advanced Delivery Catheters	1,985,000	606,000	1,379,000	227.6%
Lead Technologies	4,132,000	4,223,000	(91,000)	(2.2%)
Total Sales	$18,953,000	$13,810,000	$5,143,000	37.2%

Gross Profit	$7,687,000	$5,147,000	$2,540,000	49.3%

Gross Profit as% of Sales	40.6%	37.3%

Sales of our introducer products increased for both the three and six month periods ended June 30, 2006 when compared to the same periods in 2005.  This increase was primarily due to continued increased sales to both existing and new customers, including significant orders from our new Cardiac Rhythm Management (“CRM”) customer in Europe.  We expect introducer sales to remain strong in the second half of 2006 but with a run rate slightly lower than the first half of 2006.  We anticipate that our introducer product sales will increase when we launch our next generation valved introducer product to the pacing market in the fourth quarter of 2006.

Sales of our advanced delivery catheter products increased for both the three and six month periods ending June 30, 2006 when compared to the same periods in 2005.  This increase was primarily due to a large initial stocking order from one OEM customer in the first quarter of 2006 and continued inventory building orders from both this OEM customer and Bard

EP.  Sales in the second half of 2006 will be primarily dependent on the success of these two customers in penetrating their respective markets.  We are continuing our development efforts with several other OEM customers on sophisticated delivery catheters that may have utility in the treatment of atrial fibrillation, percutaneous mitral valve repair, carotid stent placement, and a variety of renal and peripheral interventions.  We are also developing delivery catheters that could be used in conjunction with our stimulation lead products to more efficiently deliver an epicardial or a neurostimulation lead.

Sales of our lead technologies products decreased for both the three and six month periods ending June 30, 2006 when compared to the same periods in 2005.  The decrease in the second quarter was primarily due to decreased accessory and contract manufacturing product sales to several of our OEM customers, as well as decreased engineering service billings during the comparable periods.  This decrease was off-set for the six month period by increased sales of leads and adaptors from the first quarter.  One of our partners is successfully selling our steroid epicardial lead in Europe and we have continued to see increased orders for this product.  This partner also commenced selling the FasTac Flex delivery tool in Europe late in 2005 and plans to evaluate the potential launch of the FasTac Flex in the U.S.  We also experienced increased sales of our MyoPore epicardial lead in the United States to several other partners in the first six months of 2006.  We expect to see growth in our lead technologies product sales in 2006 primarily due to continued growth in sales of the steroid lead in Europe, as well as the potential launch in the U.S. of our FasTac Flex delivery tool for improved efficiency when placing the epicardial lead.

Gross profit, both as a dollar amount and as a percent of sales increased for both the three and six month periods ending June 30, 2006 when compared to the same periods in 2005.  This increase was primarily due to the higher volume of introducer sales and manufacturing activity which allowed us to utilize our existing overhead more effectively.  We expect our gross margins as a percent of sales to remain in the 38% to 40% range during 2006 as we continue to improve manufacturing yields and efficiencies on our advanced delivery catheter product line.

Combined Expenses for the three and six month periods ended June 30, 2006 and 2005

Combined Expenses	Q2 2006	Q2 2005	Change
Research and Development	$1,739,000	$1,592,000	$147,000
Sales and Marketing	490,000	544,000	(54,000)
General and Administrative	1,145,000	922,000	223,000
Interest Income	(4,000)	0	(4,000)
Interest Expense	48,000	61,000	(13,000)
Other	2,000	7,000	(5,000)
Total Shared Expenses	$3,420,000	$3,126,000	$294,000
Total Sales	$9,530,000	$7,194,000

Percent of Sales	Q2 2006	Q2 2005
Research and Development	18.2%	22.1%
Sales and Marketing	5.1%	7.6%
General and Administrative	12.0%	12.8%
Interest Income	(0.0%)	0.0%
Interest Expense	0.5%	0.8%
Other	0.0%	0.1%

Combined Expenses	YTD 2006	YTD 2005	Change
Research and Development	$2,942,000	$2,970,000	$(28,000)
Sales and Marketing	870,000	980,000	(110,000)
General and Administrative	2,224,000	1,943,000	281,000
Interest Income	(4,000)	0	(4,000)
Interest Expense	99,000	124,000	(25,000)
Other	(2,000)	14,000	(16,000)
Total Shared Expenses	$6,129,000	$6,031,000	$98,000
Total Sales	$18,953,000	$13,810,000

Percent of Sales	YTD 2006	YTD 2005
Research and Development	15.5%	21.5%
Sales and Marketing	4.6%	7.1%
General and Administrative	11.7%	14.1%
Interest Income	(0.0)%	0.0%
Interest Expense	0.5%	0.9%
Other	(0.0)%	0.1%

Research and Development

Research and development expenses increased in the second quarter of 2006 compared to 2005 primarily due to increased spending on new product development and validation activities, as well as incurring some final costs related to efforts to obtain FDA marketing clearance of our steroid lead for our remaining potential customer.  Unfortunately, we were unable to accumulate enough statistical data as requested by the FDA in Europe within the Pre-Market Approval timeline and we would have continued to incur substantial additional costs.  In respect to the FDA and best utilization of their time, we made the decision that our R&D resources would be better utilized focusing on the development of our next generation product that will improve and simplify the placement of an epicardial lead.  We expect research and development expenses to be slightly lower in the second half of 2006 compared to the first half due to the termination of the PMA submission activities.

Sales and Marketing

Sales and marketing expenses decreased during the three and six month periods ended June 30, 2006 compared to 2005 primarily due to lower spending on salaries, consulting, printing and travel.  We had some department turnover in late 2005 and again in mid-2006 which decreased these expenses.  We are still looking to fill one position in sales and marketing, but we expect these expenses in the second half of 2006 will be consistent with those experienced in the first half of 2006.

General and Administrative

General and administrative expenses increased during the three and six month periods ended June 30, 2006 compared to 2005 primarily due to salary costs, stock-based compensation costs and Sarbanes-Oxley Section 404 consulting costs.  Our salary costs have been higher due to our decision to retain a full-time Chief Financial Officer in addition to the Chief Executive Officer.  Up until Mr. Hertig was hired to assume the CEO role in January 2006, Mr. Hartman filled both the CEO and the CFO positions.  We adopted FAS 123R on January 1, 2006 which required us to record stock-based compensation of $123,000 in the first two quarters of 2006 and also incurred some consulting fees as we continue to strengthen our internal controls in anticipation of an effective date for compliance with Section 404 of Sarbanes-Oxley of December 31, 2007.  We expect general and administrative expenses to total approximately 11-12% of sales for 2006.

Other Expenses

Interest income increased slightly due to having excess cash to invest in a money market account.  Interest expense decreased primarily due to lower balances on the five-year amortizing note payable that was put in place in October 2003 as well as having no outstanding borrowings on the line of credit in 2006.  Other income for the year was primarily due to the sale of a piece of equipment and an insurance refund received.

Income Taxes

Income tax expense for the three and six month periods ended June 30, 2006 and 2005, was computed using an estimated combined federal and state tax rate of 35%.  The overall tax rate for the remainder of 2006 is expected to remain at approximately 35% as management anticipates being able to continue to utilize available credits.

Net Income

As a result, we had net income of $360,249 and $1,012,818 or $.06 and $.16 per diluted share for the three and six months ended June 30, 2006, compared to a net loss of $224,714 and $574,791 or ($.04) and ($.10) per share for the three and six months ended June 30, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2006 was $2,580,672, consisting of net income of $1,012,818, adjusted for non-cash items of depreciation and amortization of $1,314,794, non-cash stock-based compensation of $165,649 and non-cash based deferred income taxes of $159,962, less a net change in operating assets and liabilities of $72,551.  Accounts receivable increased during the period primarily due to larger levels of sales when compared to 2005.  Receivable days outstanding continue to average 42-46 days.  Inventory increased during the period primarily due to our increased sales levels and accounts payable increased during the period commensurate with our increased inventory levels.

Net cash used in investing activities for the six months ended June 30, 2006 was $973,712.  We purchased equipment totaling $918,151 and we had additions to intangible assets of $100,561.

Net cash provided by financing activities for the six months ended June 30, 2006 was $93,907.  We made note payments in the amount of $600,004 and capital lease payments of $4,714.  This was offset by cash received from the exercise of options of $620,268 and a tax benefit from options exercised of $78,357.

As a result, our cash and cash equivalents were $1.7 million as of June 30, 2006 compared to $0 at December 31, 2005. Working capital increased from $6.0 million as of December 31, 2005 to $7.7 million as of June 30, 2006.

We currently have three major customers that account for more than 10% of our sales.  The information below includes the percent of sales for the six months ended June 30, 2006 and 2005 and the related accounts receivable balance on June 30, 2006 and 2005 from these customers.

	June 30, 2006		June 30, 2005
Customer	% Sales	% A/R	% Sales	% A/R
A	27%	28%	26%	28%
B	18%	15%	18%	10%
C	12%	10%	12%	4%

In October 2003, we entered into a financing arrangement with a bank that included a five-year term loan of $5 million, which was used to finance a portion of the acquisition of BIOMEC Cardiovascular Inc., and a $3 million line of credit.  The bank has increased the line of credit limit to $4 million and extended the expiration date to April 30, 2007.  The borrowings are secured by substantially all of our assets and also contain financial covenants that must be met on a quarterly basis.  The agreement also prohibits the payment of dividends without the consent of the lender.

Payments on the term loan consist of monthly principal payments of $83,334 plus interest at LIBOR plus 2.5%.  These payments commenced in November 2003.  The line of credit bears interest at LIBOR plus 2.25% with no minimum interest due and expires on April 30, 2007, if not renewed.  The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender.  There were no borrowings under the line of credit at June 30, 2006, or December 31, 2005, and the entire $4,000,000 is available for use.  This commitment is summarized as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 06/30/06	Date of Expiration
Line of credit	$4,000,000	$0	April 30, 2007

A summary of our contractual cash obligations at June 30, 2006 is as follows:

	Payments due by period
Contractual Obligations	Total	Remain 2006	2007	2008	2009	2010
Long-term debt, including interest	$2,535,541	$579,181	$1,099,711	$856,649	$—	$—
Operating leases	2,494,402	321,154	714,304	594,528	426,909	437,507
Total contractual cash obligations	$5,029,943	$900,335	$1,814,015	$1,451,177	$426,909	$437,507

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

Stock Based Compensation and Accelerated Vesting

We currently have two active stock-based compensations plans under which there are awards still available for grant:  The 1999 Incentive Stock Option Plan and the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan.  We have two additional plans that had stock option activity during 2006, including the exercise of stock options and forfeitures.  Summary information related to all plans is shown below.  See Note 7 to the condensed financial statements in this Form 10-Q for further details related to the Plans and FAS 123R.

						Available
Plan	Reserved	Granted	Forfeited	Excercised	Outstanding	To Grant
1989 Incentive Plan	400,000	581,925	(342,325)	(239,600)	0	0
1991 Non-Qualified Plan	280,000	299,500	(19,500)	(272,500)	7,500	0
1999 Incentive Plan	1,100,000	1,197,660	(349,530)	(171,948)	676,182	251,870
1999 Non-Employee Director Plan	400,000	244,500	(25,000)	(63,500)	156,000	180,500
Totals	2,180,000	2,323,585	(736,355)	(747,548)	839,682	432,370

On April 28, 2005, our Board of Directors took action to accelerate vesting of all outstanding employee stock options.  As of that date, we had a total of 670,400 employee options outstanding, of which 214,000 were vested and 456,400 were unvested.  The Board accelerated the vesting schedule for the 456,400 unvested employee options, of which 439,800 were “underwater” and 16,600 were “in the money.”  Unvested options that were granted to Board members were not subject to the accelerated vesting.

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

The Board of Directors has examined our method of compensating employees and Board members through equity awards and has determined that future equity compensation will primarily consist of restricted stock awards with stock option awards being made only at the officer and Board level.  We use the Black-Scholes option pricing model to value stock option awards.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable.  Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.  We have not experienced significant bad debt expense and believe our reserve for doubtful accounts of $57,000 should be adequate for any exposure to loss in our June 30, 2006 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established a reserve for excess and slow-moving inventories and believe the reserve of $308,000 at June 30, 2006 is adequate.

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

Safety Needle

The estimate of the fair value of our investment in the license agreement and manufacturing equipment related to the safety needle (aggregate net balance of $108,000 at June 30, 2006) is primarily dependent upon locating an appropriate buyer for our automated equipment and licensed technology.  While we are continuing to sell safety needles and reducing inventory levels of these products, we are planning to phase out of this product line in the future.  We are currently looking at possible buyers for this product line and we expect to fully realize the adjusted investment we have remaining in the safety needle inventory and equipment.  However, if we are not able to find a buyer for this product line and actual sales drop off dramatically, our adjusted investment in this product totaling approximately $285,000 (assets plus inventory) at June 30, 2006 may not be fully realizable in the future.

Other Intangibles with Finite Lives

Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $4.98 million at June 30, 2006) are being amortized on a straight-line method over their estimated useful lives, ranging from 2 to 30 years.

Forward Looking Statements

This Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein.  All forward-looking statements involve risks and uncertainties.  A number of factors that could cause results to differ materially are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as in our quarterly reports on Form 10-Q and Current Reports on Form 8-K.  Among the factors that could cause results to differ materially are the following: Enpath’s dependence upon a limited number of key customers for its revenue; Enpath’s ability to successfully protect its intellectual property against misappropriation or claims of infringement by third parties; the ability of Enpath’s customers to successfully develop and market therapies that utilize the Company’s advanced delivery systems; Enpath’s ability to effectively manufacture its products, specifically steerable catheters, in anticipated required quantities; Enpath’s ability to develop or acquire new products to increase its revenues; Enpath’s ability to attract and retain key personnel; introduction of competitive products; government regulatory matters; economic conditions; and Enpath’s ability to raise capital.  All forward-looking statements of Enpath, whether written or oral, and whether made by or on behalf of Enpath, are expressly qualified by these cautionary statements.  In addition, Enpath disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

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

Item 4.  Controls and Procedures

Management, with the participation of the Company’s principal executive officer, John C. Hertig and principal financial officer, Scott P. Youngstrom, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Changes will be made to our internal controls over financial reporting as a result of these efforts.  We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment.  We are currently documenting our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our Company.  The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent third party consulting firm.  We plan to finalize documenting our internal controls for the remainder of 2006 and begin testing of these controls in 2007 as we get closer to the Section 404 deadline for our Company which is currently December 31, 2007.  We expect to assess our controls and procedures on a regular basis.  We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

PART II—OTHER INFORMATION

Item 1 — Legal Proceedings

On June 12, 2006 Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc, and venued in the United States District Court in the Eastern District of Texas.  At this time, Enpath has not been officially served.  The product identified as allegedly infringing the competitor’s patents is the Company’s FlowGuard™ valved introducer, which has been on the market for more than three years.  Revenues from products sold that include the FlowGuard valved introducer were approximately 5% of total revenue for the six month periods ended June 30, 2006 and 2005.  Enpath believes that this particular claim is without merit and intends to defend itself vigorously in this matter.

Item 1A — Risk Factors

Except as set forth below, there have been no material changes from the Risk Factors listed in our Form 10-K for the year ended December 31, 2005.

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

We also rely on trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights.  These legal means afford us only limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors.

While we do not believe that any of our products or processes interfere with the rights of others, third parties may nonetheless assert patent infringement claims against us in the future. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain.  Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others.  Any claim of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling, or using our products.  The occurrence of this litigation or the effect of an adverse determination in any of this type of litigation could have a material adverse.

On June 12, 2006, we were named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc, and venued in the United States District Court in the Eastern District of Texas.  At this time, we have not been officially served.  While we believes that this particular claim is without merit and intend to defend ourselves vigorously in this matter, as discussed above, patent litigation can be expensive and the cost of defending ourselves in this or other actions may have an material impact on future financial results.

Item 2—Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3—Defaults Upon Senior Securities

None

Item 4—Submission of Matters to a Vote of Security Holders

Information called for by this item with respect to the annual meeting of Enpath Medical, Inc. shareholders held on April 27, 2006 is contained in Part II — Item 4 of Enpath’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Item 5—Other Information

None

Item 6—Exhibits

(a)         Exhibits:

Exhibit 10.1  Enpath Medical, Inc. 1999 Incentive Stock Option Plan (as amended through April 27, 2006)

Exhibit 10.2  Enpath Medical, Inc. 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan (as amended through April 27, 2006)

Exhibit 10.3  Lease Agreement dated May 26, 2006, between Enpath Medical, Inc. as Tenant and Plymouth 2200, LLP, a Minnesota limited liability partnership, as Landlord with respect to premises located at 2300 Berkshire Lane North, Plymouth, Minnesota.

Exhibit 31.1  Certification of principal executive officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

Exhibit 31.2  Certification of principal financial officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

Exhibit 32  Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Enpath Medical, Inc.

Date: August 10, 2006	By:	/s/ John C. Hertig
Chief Executive Officer
	By:	/s/ Scott P. Youngstrom
Chief Financial Officer