Form 10-Q
period 2006-09-30
ENPATH MEDICAL INC
filed 2006-11-13
CIK 833140

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐         No  ☒

The number of shares of Registrant’s common stock outstanding on November 8, 2006 was 6,260,334.

Item 1.  Condensed Financial Statements

Balance Sheets

	09/30/06	12/31/05
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,503,703	$—
Accounts receivable, less allowance for doubtful accounts of $56,000 and $57,000, respectively	4,463,512	3,862,199
Inventories, less allowance for slow-moving inventory of $243,000 and $258,000, respectively	6,199,880	4,539,265
Prepaid expenses and other assets	187,659	164,790
Income taxes receivable	—	69,887
Notes receivable	90,000	90,000
Deferred income taxes	137,100	234,315
Total current assets	12,581,854	8,960,456

Property and equipment:
Equipment	8,083,013	6,978,553
Office furniture, fixtures and computers	1,915,789	1,870,422
Leasehold improvements	1,850,706	1,708,254
	11,849,508	10,557,229
Less accumulated depreciation and amortization	(7,193,662)	(5,871,108)
Net property and equipment	4,655,846	4,686,121

Other non-current assets:
Goodwill	9,487,975	9,487,975
Intangible assets with finite lives, net	4,843,527	5,322,666
Notes receivable	—	45,000
Deferred income taxes	1,399,675	1,548,740
Total other non-current assets	15,731,177	16,404,381

TOTAL ASSETS	$32,968,877	$30,050,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of note payable to bank	$1,000,000	$1,000,000
Current installments of capital lease obligations	—	4,714
Bank line of credit	—	—
Accounts payable	1,397,725	928,807
Accrued compensation	1,244,448	713,903
Other accruals	418,641	263,259
Income taxes payable	187,457	—
Deferred revenue	56,250	56,250
Total current liabilities	4,304,521	2,966,933

Long-term liabilities:
Notes payable to bank, less current maturities	883,310	1,833,316
Deferred revenue	182,812	225,000
Total long-term liabilities	1,066,122	2,058,316

Total liabilities	5,370,643	5,025,249

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and outstanding 6,256,869 and 6,035,380 shares, respectively	62,569	60,353
Additional paid-in capital	23,386,677	22,200,269
Retained earnings	4,148,988	2,765,087
Total shareholders’ equity	27,598,234	25,025,709

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,968,877	$30,050,958

See accompanying notes to condensed financial statements

Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	09/30/06	09/30/05	09/30/06	09/30/05
Net sales	$9,324,348	$7,669,486	$28,277,149	$21,479,897
Cost of sales	6,223,182	4,846,479	17,488,666	13,510,228
Gross profit	3,101,166	2,823,007	10,788,483	7,969,669

Operating expenses:
Research and development	1,211,262	1,207,206	4,153,593	4,177,345
Selling, general and administrative	1,600,881	1,169,760	4,695,223	4,092,471
Total operating expenses	2,812,143	2,376,966	8,848,816	8,269,816

Operating income (loss)	289,023	446,041	1,939,667	(300,147)

Other income (expense):
Interest expense	(44,468)	(73,272)	(143,206)	(197,425)
Interest income	4,417	—	8,268	—
Other	(1,802)	(7,480)	622	(21,433)
Total other income (expense)	(41,853)	(80,752)	(134,316)	(218,858)

Income (loss) before income taxes	247,170	365,289	1,805,351	(519,005)
Income tax (expense) benefit	123,913	(127,851)	(421,450)	181,652
Net income (loss)	$371,083	$237,438	$1,383,901	$(337,353)

Net income (loss) per common share:
Basic	$0.06	$0.04	$0.22	$(0.06)
Diluted	$0.06	$0.04	$0.22	$(0.06)

Weighted average common and common equivalent shares outstanding
Basic	6,239,599	5,973,107	6,178,799	5,940,639
Diluted	6,342,348	6,079,641	6,302,606	5,940,639

See accompanying notes to condensed financial statements

Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at December 31, 2005	6,035,380	$60,353	$22,200,269	$2,765,087	$25,025,709
Options exercised	188,364	1,884	776,921	—	778,805
Restricted stock grants	33,125	332	21,983	—	22,315
Stock-based compensation	—	—	283,974	—	283,974
Tax benefit from options exercised	—	—	103,530	—	103,530
Net income for the nine months ended September 30, 2006	—	—	—	1,383,901	1,383,901
Balances at September 30, 2006	6,256,869	$62,569	$23,386,677	$4,148,988	$27,598,234

See accompanying notes to condensed financial statements

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	09/30/06	09/30/05
Cash flows from operating activities:
Net income (loss)	$1,383,901	$(337,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,975,975	1,837,992
Non-cash consulting services	—	6,096
Non-cash stock-based compensation	306,289	—
Deferred income taxes	246,280	—
Changes in operating assets and liabilities:
Accounts receivable	(601,313)	(29,545)
Inventories	(1,660,615)	(1,274)
Prepaid expenses and other assets	(22,869)	82,240
Income taxes receivable	69,887	106,278
Accounts payable	468,918	161,220
Accrued expenses	685,927	80,063
Income taxes payable	187,457	—
Deferred revenue	(42,188)	150,000
Net cash provided by operating activities	2,997,648	2,055,717

Cash flows from investing activities:
Purchase of property and equipment	(1,292,278)	(993,289)
Additions to intangible assets	(174,282)	(263,968)
Additional cash paid for acquisition	—	(97,771)
Proceeds from notes receivable	45,000	—
Net cash used in investing activities	(1,421,559)	(1,355,028)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4,714)	(54,648)
Principal payments on long-term debt	(950,006)	(750,006)
Borrowings on line of credit	—	218,348
Proceeds from exercise of options and warrants	778,805	132,838
Tax benefit from options exercised	103,530	—
Net cash used in financing activities	(72,385)	(453,468)

Net increase in cash and cash equivalents	1,503,703	247,221

Cash and cash equivalents, beginning of period	—	362,625

Cash and cash equivalents, end of period	$1,503,703	$609,846

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$143,206	$73,272
Cash paid (refunds received) during the period for income taxes	$(185,704)	$(287,929)

Supplemental schedule of noncash investing activity:
Common stock issued in payment of contingent purchase price	$—	$391,085
Reduction of goodwill due to adjustment to final contingent payment	$—	$120,000

See accompanying notes to condensed financial statements

Notes to Condensed Financial Statements
Nine Months Ended September 30, 2006
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

The financial statements presented herein as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.

2.  Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.  Inventories consist of the following:

	September 30, 2006	December 31, 2005
Purchased parts and subassemblies	$4,161,328	$3,176,993
Work in process	1,200,781	850,124
Finished goods	837,771	512,148
Total Inventories	$6,199,880	$4,539,265

3.  Finite Life Intangible Assets

Finite life intangible assets at September 30, 2006 and December 31, 2005 are as follows:

		September 30, 2006
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$115,000	$—
Core technology	12	2,650,000	644,105	2,005,895
Developed technology	8	1,500,000	546,875	953,125
Customer relationships	6	615,000	298,970	316,030
Patents and inventions	5 to 9	1,821,989	795,457	1,026,532
Trade name	30	545,000	52,990	492,010
Other	5 to 10	99,832	49,897	49,935
Totals		$7,346,821	$2,503,294	$4,843,527

		December 31, 2005
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$86,250	$28,750
Core technology	12	2,650,000	478,478	2,171,522
Developed technology	8	1,500,000	406,250	1,093,750
Customer relationships	6	615,000	222,092	392,908
Patents and inventions	5 to 9	1,650,968	581,020	1,069,948
Trade name	30	545,000	39,364	505,636
Other	5 to 10	96,571	36,419	60,152
Totals		$7,172,539	$1,849,873	$5,322,666

Amortization expense related to these assets is as follows:

Quarter ended September 30, 2006	$211,508
Quarter ended September 30, 2005	$213,843
Nine months ended September 30, 2006	$653,421
Nine months ended September 30, 2005	$628,305

Amortization expense on these assets over the next five fiscal years is estimated to be as follows:

Year	Amount
Remainder of 2006	$212,000
2007	$848,000
2008	$845,000
2009	$726,000
2010	$495,000

4.  Financing arrangements

In August 2006, we entered into a second financing arrangement with our principal bank that included a seven-year term loan of up to $4 million which will be used to finance the build-out of our new facility.  The borrowings will be secured by substantially all of our assets and the new leasehold improvements.

Payments on the new term loan will consist of interest payments only on the amount borrowed at LIBOR plus 2.5% until the end of February 2007.  Beginning March 2007, the term loan amount will become fixed based on the amount borrowed and payments will commence in March 2007 at a fixed rate plus interest at LIBOR plus 2.5% for the remaining term of the loan. As of September 30, 2006, we had no outstanding borrowings on this term loan.

5.  Net Income (Loss) Per Common Share

Basic per-share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is not dilutive which would be the case when the Company is in a loss situation.

6.  Income Taxes

During the third quarter of 2006, we recognized a benefit in income tax expense of approximately $210,000 related to the reversal of previously recorded tax reserves that we determined were no longer needed.  Due to changes in facts and circumstances, we no longer believe these tax reserves to be probable and have therefore reversed the balances.  As a result, our effective tax rate for the nine months ended September 30, 2006 was approximately 23% compared to 35% for the same period in 2005.

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

Under the modified prospective approach, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized in the three and nine month periods ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.  We incurred a total of $140,640 and

$306,289 in compensation expense for the three and nine month periods ended September 30, 2006 as a result of our adoption of FAS 123R.

As a result of adopting FAS 123R on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three and nine months ended September 30, 2006 were lower than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants.  The “As Reported” column presents our results in accordance with generally accepted accounting principles.  The “Pro forma Under APB 25” column shows what our 2006 results would have been had we continued to report our results in accordance with APB 25, that is without the $140,640 and $306,289 of compensation expenses.  We believe this presentation facilitates a quarter-to-quarter understanding of the effect of 123R on our 2006 results (see chart below).

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
		Pro Forma		Pro Forma
	As Reported	Under APB 25	As Reported	Under APB 25
Income before taxes	247,170	247,170	1,805,351	1,805,351
Add back compensation expense	0	140,640	0	306,289
Adjusted income before taxes	247,170	387,810	1,805,351	2,111,640
Income tax (expense) benefit	123,913	54,876	(421,450)	(492,012)
Net income	371,083	442,686	1,383,901	1,619,628

Net income (loss) per common share
Basic	$0.06	$0.07	$0.22	$0.26
Diluted	$0.06	$0.07	$0.22	$0.26

Weighted average common and common equivalent shares outstanding
Basic	6,239,599	6,239,599	6,178,799	6,178,799
Diluted	6,342,348	6,342,348	6,302,606	6,302,606

We receive a tax deduction for certain employee stock option exercises during the period in which options are exercised, generally for the excess of the prices at which the options are exercised or sold over the exercise prices of the options.  Prior to the adoption of FAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows.  In accordance with FAS 123R, for the nine months ended September 30, 2006, we changed our condensed statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows.  Proceeds from the exercise of stock options were $778,805 for the nine month periods ended September 30, 2006, while the actual income tax benefit realized from stock option exercises was $103,530 for the nine months ended September 30, 2006 and was reported as financing cash flows rather than operating cash flows.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with FAS 123R for the three and nine months ended September 30, 2005.  We believe this presentation facilitates a quarter-to-quarter understanding of the effect of 123R on our 2006 results.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income (loss) as reported	237,438	(337,353)
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards) ***	(51,132)	(1,816,986)
Pro forma net income (loss)	186,306	(2,154,339)

Net loss per share:
Basic net income (loss) per share-as reported	$0.04	$(0.06)
Basic net income (loss) per share-pro forma	$0.03	$(0.36)
Diluted net income (loss) per share-as reported	$0.04	$(0.06)
Diluted net income (loss) per share-pro forma	$0.03	$(0.36)

Weighted average common and common equivalent shares outstanding
Basic	5,973,107	5,940,639
Diluted	6,079,641	5,940,639

***  Large amount for the nine month period is due to accelerated vesting of all outstanding incentive options on April 28, 2005 (see Critical Accounting Policies and Estimates - stock based compensation and accelerated vesting section of this Form 10-Q for further explanation).

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	58.6%	65.8%	72.0%	47.7%
Risk-free interest rate	5.1%	4.0%	4.5%	3.8%
Expected life of options (years)	6	6	6	6
Weighted average fair value of options granted	$6.54	$4.27	$6.29	$4.16

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogenous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the historical volatility of our stock price.

At September 30, 2006, there was approximately $1,084,000 of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 2 years.

The following table represents stock option activity for the nine months ended September 30, 2006:

			Weighted Avg
		Weighted Avg	Remaining
	# Shares	Exercise Price	Contract Life
Options outstanding at beginning of period	828,407	$8.55
Options granted	228,000	10.16
Options exercised	(188,364)	4.13
Options surrendered	(74,650)	11.28
Options outstanding at end of period	793,393	$9.81	3.94

Options exercisable at end of period	568,458	$9.71	3.27

At September 30, 2006, shares available under existing plans for future stock option grants or restricted stock grants to employees were 247,825 and shares available under existing plans for future stock option grants to directors were 176,500.

Restricted Stock

Our 1999 Incentive Stock Option plan and 1999 Non-Employee Director and Medical Advisory Board Stock Option plan allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally five years).  The share based expense for these awards was determined based on the market price of our stock on the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.  As of September 30, 2006, we have unearned stock-based compensation of approximately $211,000 associated with these awards.

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues in the accompanying condensed statements of operations related to these restricted stock grants for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock-based compensation expense	$10,339	$—	$22,314	$—

The following table presents the restricted shares that were granted and outstanding as of the nine months ended September 30, 2006 and the twelve months ended December 31, 2005:

Restricted Stock	September 30, 2006	December 31, 2005
Beginning shares outstanding	4,215	0
Granted during and as of the period ended	31,330	4,215
Exercised during and as of the period ended	0	0
Forfeited during and as of the period ended	(2,420)	0
Ending Shares Outstanding	33,125	4,215

8.  Recently Issued Accounting Pronouncements

•                  FIN 47 — Accounting for Condition Asset Retirement Obligations.  Requires companies to estimate the fair value of exit costs, usually required by contractual lease agreement.  The Company was required to adopt FIN 47 in the current fiscal year and it had no impact on the financial statements.

•                  FIN 48 — Accounting for Uncertainty in Income Taxes.  Requires companies to assess the probability of tax positions and record only those that are more likely than not to be upheld upon IRS examination.  If companies take a position in their tax return that does not meet the more likely than not threshold, they must book a liability for the amount in excess of the maximum amount to be realized.  This liability is outside of deferred taxes and related valuation reserves.  FIN 48 will be effective for the Company as of January 1, 2007.

9.  Contingencies

On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc, and venued in the United States District Court in the Eastern District of Texas.  On October 2, 2006, Enpath was officially served.  Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging anti-trust violations and patent misuse.

The product identified as allegedly infringing the plaintiff’s patent is the Company’s FlowGuard™ valved introducer, which has been on the market for more than three years.  Revenues from products sold that include the FlowGuard valved introducer were approximately 5% of total revenue for the nine-month periods ended September 30, 2006 and 2005.  Enpath believes that the plaintiff’s claims are without merit and intends to pursue its defenses vigorously.

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

Because each of these three product lines has unique customer requirements, we have assigned general managers to each product line beginning in 2006 in order to provide more product line focus.  As part of this process, some of our product sales that were classified as advanced delivery catheters in past periods have been moved into the introducer product line due to product focus and we have adjusted the product line sales categories from 2005 in order to give a better product line comparison going forward.  Overall, the business represents one reportable segment: the manufacture and sale of medical devices.  We support all sales activities with one sales and marketing department and our general and administrative function has responsibility for the entire Company.

Results of Operations

For the three and nine month periods ended September 30, 2006 and 2005

A summary of our net sales by product line and overall gross profit is shown below:

Sales	Q3 2006	Q3 2005	Change	% Change
Introducers	$7,002,000	$4,981,000	$2,021,000	40.6%
Advanced Delivery Catheters	222,000	388,000	(166,000)	(42.8)%
Lead Technologies	2,100,000	2,300,000	(200,000)	(8.7)%
Total Sales	$9,324,000	$7,669,000	$1,655,000	21.6%

Gross Profit	$3,101,000	$2,823,000	$278,000	9.8%

Gross Profit as % of Sales	33.3%	36.8%

Sales	YTD 2006	YTD 2005	Change	% Change
Introducers	$19,838,000	$13,962,000	$5,876,000	42.1%
Advanced Delivery Catheters	2,207,000	995,000	1,212,000	121.8%
Lead Technologies	6,232,000	6,523,000	(291,000)	(4.5)%
Total Sales	$28,277,000	$21,480,000	$6,797,000	31.6%

Gross Profit	$10,788,000	$7,970,000	$2,818,000	35.4%

Gross Profit as % of Sales	38.2%	37.1%

Sales of our introducer products increased for both the three and nine month periods ended September 30, 2006 when compared to the same periods in 2005.  This increase was primarily due to continued increased sales to both existing and new customers.  We expect introducer sales to be lower in the fourth quarter than the third quarter primarily due to several of our customers decreasing orders as they lower their inventories due to year-end activities.  We also anticipate that our safety needle sales will drop in the fourth quarter due to many of our customers placing one last stocking order for product in the third quarter as we begin to phase out this product.  We are contractually obligated to supply several customers with safety needles and will continue to do so over the next year or so.  We anticipate that our introducer product sales will increase when we launch our next generation valved introducer product to the pacing market in the first quarter of 2007.

Sales of our advanced delivery catheter products decreased for the three month period and increased for the nine month periods ending September 30, 2006 when compared to the same periods in 2005.  The three month decrease was primarily due to decreased orders from our two primary OEM customers during the quarter after they placed large initial stocking orders in the first half of 2006.  The nine month increase was primarily due to a large initial stocking order from one OEM customer in the first quarter of 2006 and continued inventory building orders from both this OEM customer and Bard EP in the second quarter.  Both customers have been working on penetrating their respective markets with these products and as we indicated last quarter, our sales of these products going forward will be primarily dependent on the success of these two customers in penetrating their respective markets.  To date, activity has been slower than anticipated with our customers but they are still excited about the prospects for these products.  We are continuing our development efforts with several other OEM customers on sophisticated delivery catheters that may have utility in the treatment of atrial fibrillation, percutaneous mitral valve repair, carotid stent placement, and a variety of renal and peripheral interventions.  We are also developing delivery catheters that could be used in conjunction with our stimulation lead products to more efficiently deliver an epicardial or a neurostimulation lead.

Sales of our lead technologies products decreased for both the three and nine month periods ending September 30, 2006 when compared to the same periods in 2005.  The decrease was primarily due to decreased accessory and contract manufacturing product sales to several of our OEM customers, as well as decreased engineering service billings during the comparable periods.  This decrease was partially off-set by increased sales of our leads and adaptors during the comparable periods.  One of our partners is successfully selling our steroid epicardial lead in Europe and we have continued to see increased orders for this product.  This partner also commenced selling the FasTac Flex® delivery tool in Europe late in 2005 and plans to evaluate the potential launch of the FasTac Flex in the U.S.  We also experienced increased sales of our MyoPore epicardial lead in the United States to several other partners in the first nine months of 2006.  We expect to see strong growth in our lead technologies product sales in the fourth quarter primarily due to increased sales of our accessory and contract manufacturing products, as well as continued growth in sales of our leads and adaptor products, including the potential launch in the U.S. of our FasTac Flex delivery tool for improved efficiency when placing the epicardial lead.

Gross profit increased as a dollar amount for both the three and nine month periods ending September 30, 2006 when compared to the same periods in 2005.  Gross profit as a percent of sales decreased for the three month period and increased for the nine month period ending September 30, 2006 when compared to the same periods in 2005.  Our gross profit percentage was very challenging in the third quarter of 2006, primarily due to lower sales in both our advanced delivery catheter product line and our lead technologies product line which resulted in higher levels of manufacturing overhead not getting applied to inventory.  Additionally, we experienced some manufacturing issues with our advanced delivery catheters as we continue to ramp up our capacity which resulted in large amounts of scrap during the quarter.  Gross profits for the nine month period were 1% higher than in 2005 primarily due to strong results with our introducer products.  Gross profits should improve as sales levels increase and the catheter issues are resolved.  We expect our gross margins as a percent of sales to remain in the 37% to 38% range during the fourth quarter of 2006 as we continue to improve manufacturing yields and efficiencies on our advanced delivery catheter product line.

Shared Expenses for the three and nine month periods ended September 30, 2006 and 2005

Shared Expenses	Q3 2006	Q3 2005	Change
Research & Development	$1,211,000	$1,207,000	$4,000
Sales & Marketing	313,000	376,000	(63,000)
General & Administrative	1,288,000	794,000	494,000
Interest Income	(4,000)	0	(4,000)
Interest Expense	44,000	73,000	(29,000)
Other	2,000	8,000	(6,000)
Total Shared Expenses, Net	$2,854,000	$2,458,000	$396,000

Total Sales	$9,324,000	$7,669,000

Percent of Sales	Q3 2006	Q3 2005
Research & Development	13.0%	15.7%
Sales & Marketing	3.4%	4.9%
General & Administrative	13.8%	10.4%
Interest Income	(0.0)%	0.0%
Interest Expense	0.5%	1.0%
Other	0.0%	0.1%

Shared Expenses	YTD 2006	YTD 2005	Change
Research & Development	$4,154,000	$4,177,000	$(23,000)
Sales & Marketing	1,183,000	1,356,000	(173,000)
General & Administrative	3,512,000	2,737,000	775,000
Interest Income	(8,000)	0	(8,000)
Interest Expense	143,000	197,000	(54,000)
Other	(1,000)	22,000	(23,000)
Total Shared Expenses, Net	$8,983,000	$8,489,000	$494,000

Total Sales	$28,277,000	$21,480,000

Percent of Sales	YTD 2006	YTD 2005
Research & Development	14.7%	19.4%
Sales & Marketing	4.2%	6.3%
General & Administrative	12.4%	12.7%
Interest Income	(0.0)%	0.0%
Interest Expense	0.5%	0.9%
Other	(0.0)%	0.1%

Research and Development

Research and development expenses for both the three and nine month periods ended September 30, 2006 were approximately the same when compared to 2005.  As a percent of sales, these costs decreased in both the three and nine month periods of 2006 compared to 2005 primarily due to increased sales levels.  We are continuing to invest 12-15% of our sales dollars on the development of new products that will bring increased revenues sometime in the future.  One of these projects is our next generation product that will improve and simplify the placement of an epicardial lead.  We expect research and development expenses to be approximately the same in the fourth quarter as they were in the third quarter.

Sales and Marketing

Sales and marketing expenses decreased during the three and nine month periods ended September 30, 2006 compared to 2005 primarily due to lower spending on salaries, consulting, printing and travel.  We had some department turnover in late 2005 and again in mid-2006 which decreased these expenses.  We expect sales and marketing expenses in the fourth quarter to be approximately the same as the third quarter.

General and Administrative

General and administrative expenses increased during the three and nine month periods ended September 30, 2006 compared to 2005.  This increase was primarily due to additional personnel costs of $114,000 and $226,000, and stock-based compensation costs of $110,000 and $233,000 due to the adoption of FAS 123R on January 1, 2006, for the three and nine month periods, respectively.  We also incurred duplicate rent expense of $110,000 during the third quarter of 2006 on our new facility.  We will be incurring duplicate rent expense over the next several quarters until we finalize our move-in, currently anticipated to be in the first quarter of 2007.  We are currently in negotiations to sublet our existing facilities; however, if we are not able to successfully sublet our space in full, then we may have to take a charge equal to the remaining rent obligations in the first quarter of 2007.   We expect general and administrative expenses in the fourth quarter to be approximately the same as the third quarter.  In absolute dollars G&A expenses will increase; however, as we continue to build our revenues, we anticipate that our G&A expenses will decrease as a percentage of revenues.

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

Income Taxes

During the third quarter of 2006, we recognized a benefit in income tax expense of approximately $210,000 related to the reversal of previously recorded tax reserves that we determined were no longer needed.  Due to changes in facts and circumstances, we no longer believe these tax reserves to be probable and have therefore reversed the balances.  As a result, our effective tax rate for the nine months ended September 30, 2006 was approximately 23% compared to 35% for the same period in 2005.

Net Income

As a result, we had net income of $371,083 and $1,383,901 or $.06 and $.22 per diluted share for the three and nine months ended September 30, 2006, compared to net income of $237,438 and a net loss of $337,353 or $.04 and ($.06) per diluted share for the three and nine months ended September 30, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2006 was $2,997,648, consisting of net income of $1,383,901, adjusted for non-cash items of depreciation and amortization of $1,975,975, non-cash stock-based compensation of $306,289 and non-cash based deferred income taxes of $246,280, less a net change in operating assets and liabilities of $914,796.  Accounts receivable increased during the period primarily due to larger levels of sales when compared to 2005.  Receivable days outstanding continue to average 42-46 days.  Inventory increased during the period primarily due to our increased sales levels and accounts payable increased during the period commensurate with our increased inventory levels.  In anticipation of the upcoming facility consolidation, we plan to build up certain inventory levels so that our partners demand is uninterrupted.

Net cash used in investing activities for the nine months ended September 30, 2006 was $1,421,559.  We purchased equipment totaling $1,292,278 and we had additions to intangible assets of $174,282.  This was offset by proceeds from notes receivable of $45,000.

Net cash used financing activities for the nine months ended September 30, 2006 was $72,385.  We made note payments in the amount of $950,006 and capital lease payments of $4,714.  This was offset by cash received from the exercise of options of $778,805 and a tax benefit from options exercised of $103,530.

As a result, our cash and cash equivalents were $1.5 million as of September 30, 2006 compared to $0 at December 31, 2005. Working capital increased from $6.0 million as of December 31, 2005 to $8.3 million as of September 30, 2006.

We currently have three major customers that each account for more than 10% of our sales.  The information below includes the percent of sales for the nine months ended September 30, 2006 and 2005 and the related accounts receivable balance on September 30, 2006 and 2005 from these customers.

	September 30, 2006		September 30, 2005
Customer	% Sales	% A/R	% Sales	% A/R
A	30%	32%	27%	36%
B	17%	17%	16%	9%
C	11%	8%	13%	15%

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

Other Commercial Commitment	Total Amount Committed	Outstanding at 09/30/06	Date of Expiration
Line of credit	$4,000,000	$0	April 30, 2007

In August 2006, we entered into a second financing arrangement with the same bank that included a seven-year term loan of up to $4.0 million which will be used to finance the build-out of our new facility.  The borrowings will be secured by substantially all of our assets and the new leasehold improvements.  We are consolidating into a single facility and we are expecting to incur cash outlays for leasehold improvements of approximately $3.0 million before the end of the year.  We anticipate the total cost of the facility consolidation to total approximately $5.0 million and will be completed during the first quarter of 2007.

Payments on the new term loan will consist of interest payments only on the amount borrowed at LIBOR plus 2.5% until the end of February 2007.  Beginning March 2007, the term loan amount will become fixed based on the amount borrowed and payments will commence in March 2007 at a fixed rate plus interest at LIBOR plus 2.5% for the remaining term of the loan. As of September 30, 2006, we had no outstanding borrowings on this term loan.

A summary of our contractual cash obligations at September 30, 2006 is as follows:

	Payments due by period
Contractual Obligations	Total	Remain 2006	2007	2008	2009	2010
Long-term debt, including interest	$2,227,767	$285,327	$1,092,243	$850,197	$—	$—
Operating leases	$2,377,105	203,857	714,304	594,528	426,909	437,507
Total contractual cash obligations	$4,604,872	$489,184	$1,806,547	$1,444,725	$426,909	$437,507

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

The Board of Directors has examined our method of compensating employees and Board members through equity awards and has determined that future equity compensation will primarily consist of restricted stock awards to non-officer employees with stock option awards being made only at the officer and Board level.  We use the Black-Scholes option pricing model to value stock option awards.

Allowance for Doubtful Accounts

We establish estimates of the uncollectability of accounts receivable.  Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables.  A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.  We have not experienced significant bad debt expense and believe our reserve for doubtful accounts of $56,000 should be adequate for any exposure to loss in our September 30, 2006 accounts receivable.

Allowance for Excess and Slow-Moving Inventory

Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established a reserve for excess and slow-moving inventories and believe the reserve of $243,000 at September 30, 2006 is adequate.

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

Other Intangibles with Finite Lives

Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $4.84 million at September 30, 2006) and are being amortized on a straight-line method over their estimated useful lives, ranging from 2 to 30 years.

Recently Issued Accounting Pronouncements

•                  FIN 47 — Accounting for Condition Asset Retirement Obligations.  Requires companies to estimate the fair value of exit costs, usually required by contractual lease agreement.  The Company was required to adopt FIN 47 in the current fiscal year and it had no impact on the financial statements.

•                  FIN 48 — Accounting for Uncertainty in Income Taxes.  Requires companies to assess the probability of tax positions and record only those that are more likely than not to be upheld upon IRS examination.  If companies take a position in their tax return that does not meet the more likely than not threshold, they must book a liability for the amount in excess of the maximum amount to be realized.  This liability is outside of deferred taxes and related valuation reserves.  FIN 48 will be effective for the Company as of January 1, 2007.

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

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc, and venued in the United States District Court in the Eastern District of Texas.  On October 2, 2006, Enpath

was officially served.  Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging anti-trust violations and patent misuse.

The product identified as allegedly infringing the plaintiff’s patent is the Company’s FlowGuard™ valved introducer, which has been on the market for more than three years.  Revenues from products sold that include the FlowGuard valved introducer were approximately 5% of total revenue for the nine-month periods ended September 30, 2006 and 2005.  Enpath believes that the plaintiff’s claims are without merit and intends to pursue its defenses vigorously.

Item 1A — Risk Factors

Except as set forth below, there have been no material changes from the Risk Factors listed in our Form 10-K for the year ended December 31, 2005.

We depend on patents and proprietary technology.  The lawsuit brought by Pressure Products may affect our future revenues.

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

While we do not believe that any of our products or processes interfere with the rights of others, third parties may nonetheless assert patent infringement claims against us in the future.  The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain.  Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others.  Any claim of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling, or using our products.  The occurrence of this litigation or an adverse determination in any of this type of litigation could have a material adverse effect.

As described in Item 1 , Legal Proceedings in this Form 10-Q, on June 12, 2006, we were named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc, and venued in the United States District Court in the Eastern District of Texas.  On October 2, 2006, we were officially served.  We have filed an answer denying liability and have counterclaims against the plaintiff alleging anti-trust violations and patent misuse.  We believe that the claim of infringement is without merit and intend to defend ourselves vigorously in this matter.  As discussed above, patent litigation can be expensive and the cost of defending ourselves in this or other actions may have an material impact on future financial results.

The technology of the ViaSeal introducer, our newest valved introducer, is similar to that of the FlowGuard introducer.  In response to a request by potential customers, we recently added additional features to the product.  The revised ViaSeal introducer will be an improved product, but the implementation of the design modifications resulted in a delay on one version of the product in our 510k submission to the FDA.  We have found, however, reluctance on the part of potential customers to commit significant time and resources to purchase and distribute the ViaSeal introducer in light of the lawsuit. Although we believe, and have alleged in our counterclaim, that Pressure Products has violated the antitrust laws and is also liable for patent misuse by its commencement of the lawsuit, our ability to achieve significant market penetration and significant revenues from the ViaSeal product may be more difficult while the lawsuit is pending.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6(a) — Exhibits

Exhibit 10.1  Letter Amendment No. 5 dated August 22, 2006, to the Revolving Credit and Term Loan Agreement dated as of October 17, 2003 between the Company and M&I Marshall & Ilsley Bank.(incorporated by reference to Exhibit 10.10.13.4 to the Form 10-K for the year ended December 312, 2004).

Exhibit 10.2  Term Promissory Note dated August 22, 2006 in favor of M&I Marshall & Ilsley Bank.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Enpath Medical, Inc.

Date: November 10, 2006	By:	/s/ John C. Hertig
Chief Executive Officer
	By:	/s/ Scott P. Youngstrom
Chief Financial Officer