Form 10-K
period 2006-12-31
ENPATH MEDICAL, INC.
filed 2007-03-19
CIK 833140

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number 0-19467
Enpath Medical, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1533300
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2300 Berkshire Lane North, Plymouth, Minnesota 55441
(Address of principal executive office, including zip code)
(763) 951-8181
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $.01 Par Value
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the issuer as of June 30, 2006, the last day of the second quarter of the past fiscal year, was approximately $67,769,000.
Shares of Common Stock outstanding at March 14, 2007: 6,369,117 shares
Documents incorporated by reference:
Portions of the issuer’s Proxy Statement for the Annual Meeting of Shareholders scheduled for May 3, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1 Business
Overview
We are a medical products company engaged in designing, developing, manufacturing and marketing single use medical device products for the cardiac rhythm management (“CRM”), neuromodulation and interventional radiology markets. We also manufacture medical devices and components for medical product companies on a contract basis.
We were incorporated under the laws of the State of Minnesota on August 24, 1981 under the name “MNM Enterprises, Inc.” In March 1988, we changed our name to Medamicus, Inc. and operated under that name until February 2004 when we changed our name to Enpath Medical, Inc. which better reflected our mission to create pathways that enable the delivery of essential medical therapies. This name change was done in conjunction with our acquisition of the operating assets of BIOMEC Cardiovascular, Inc. (“BCI”) in October 2003.
Our main product lines consist of the following:
•	Venous vessel introducers and valved introducers that enable physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel.

•	Advanced delivery catheters that have a “fixed curve” or articulating distal tip section that can be manipulated to enable the health care professional to access parts of the patient’s anatomy that cannot be reached by traditional introducers.

•	Implantable stimulation leads, adaptors and delivery systems for the cardiac and neuromodulation markets.
Products
Introducer Product Line
We manufacture and market a family of percutaneous venous vessel introducers with proprietary features, including our own proprietary valved introducer. Venous introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel.
In order to introduce a catheter or pacemaker lead into a vein, a hypodermic needle is first used to access the vein. A guide wire is then inserted through the hypodermic needle and the needle is removed. A vessel introducer, consisting of a hollow sheath and a dilator, is then inserted over the guide wire to expand the opening. The guide wire and dilator are then removed, leaving only the hollow sheath through which the catheter or pacemaker lead is introduced. Once the catheter or pacemaker lead is in place, the vessel introducer sheath is removed. This process is typically done by “peeling” the introducer in half or “slitting” it off in the case of our proprietary introducer.
We manufacture and market both peelable introducers and our own patented slitter introducer in a variety of sizes. We market these products in a kit that contains the disposable devices necessary to perform catheter or lead implant procedures, and also in bulk for packaging by the customer with its own devices. A majority of the introducers we sell incorporate proprietary technologies. These proprietary technologies provide an entry barrier for new competitors, and further limit existing competitors from duplicating our products. In addition to these proprietary technologies, our proprietary “know-how” in the manufacture of these introducers further provides barriers to our competition.
Advanced Delivery Catheter Product Line
We also design, manufacture and market guiding and articulating or “steerable” catheters. These “advanced delivery catheters” are used by our customers to deliver therapeutic devices to specific sites in the body. We are currently providing steerable catheters using our proprietary technology to several different OEM customers for use with their therapeutic or diagnostic devices. Under the terms of our existing development agreements with these customers, if the customer is successful in commercializing its therapy, we will become the manufacturer of the delivery catheter.

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
Lead Technologies Product Line
Our primary product line is our permanent, sutureless, ventricular epicardial (MyoPore®) pacing leads, both bipolar and unipolar, which are used in open-heart surgery in bradycardia and tachyarrhythmia patients, as well as in cardiac resynchronization therapy (“CRT”) procedures for heart failure. The MyoPore lead has been on the market since 1989 and has been used in approximately 25,000 implants worldwide. The CRT procedure for congestive heart failure is a relatively new procedure in which one of the stimulation leads needs to be positioned in a small vein surrounding the left side of the heart, through the coronary sinus. In approximately 10% of these cases, the lead cannot be effectively placed, in which case the patient may be taken to a surgical suite where a lead is placed on the epicardial surface of the heart. We manufacture one of two leads most often used when a sutureless epicardial lead is prescribed.
We also developed a new steroid, sutureless, bipolar epicardial lead (MyoPore Rx™) designed to reduce cardiac stimulation thresholds and improve the energy efficiency of the pacing system. The MyoPore Rx lead uses the mechanical structure of the bipolar MyoPore lead and incorporates a steroid plug that is provided by one of our major CRM customers in order to reduce the inflammatory response of the cardiac tissue at implant. The MyoPore Rx lead, in cooperation with one CRM company, has received European regulatory approval and was released in Europe in March 2005. This CRM customer has continued selling the MyoPore Rx lead in Europe with good success and results. Unfortunately, we were not able to gain FDA approval for selling the MyoPore Rx in the United States and we subsequently withdrew our submission from the FDA.
Based on feedback from cardiac surgeons, we developed a new epicardial implant tool called the FasTac Flex™. The FasTac Flex tool is designed to facilitate less invasive placement of epicardial leads on the ventricles of the heart and offers more surgery-friendly features such as remote tip deflection, rotation, and lead release. The FasTac Flex tool is a Class I device and did not require formal FDA marketing clearance. Approval to market the product in Europe was received in 2005 and the same partner that is marketing the MyoPore Rx lead in Europe is also selling the FasTac Flex tool through its European sales force. We anticipate that the FasTac Flex tool will be launched in the United States in the first quarter of 2007 by that same customer.
Adaptors are necessary when a connector on a pacing lead wire from one generation of pacemaker needs to be connected to a pacemaker from a newer generation. Although pacing leads are intended to stay in the body indefinitely, pacemakers need to be exchanged every five to ten years as batteries expire. Due to the advent of multi-polar lead technology and multi-chamber pacing and defibrillation, a new international standard for connectors has been established in order to accommodate this new connector technology. We anticipate the new IS-4 connector standard to be implemented in 2007. We also currently produce five models of IS-1 implantable adaptors. We intend to supply the IS-4 adaptor to one of the major CRM manufacturers.
Finally, we perform contract manufacturing and development services in which we design and manufacture products at our facilities to third party customer specifications. Our contract development and manufacturing activities include stimulation lead projects for both start-up and mature neurostimulation and cardiac rhythm management companies. In the event of a successful launch of a device, we would become the manufacturer of these leads.
Markets and Marketing
Each year we estimate that there are nearly five million central venous and peripheral access procedures performed worldwide that use venous vessel introducers. Because the majority of vessel introducers are sold in combination with the sale of infusion catheters, implantable ports or pacing leads, we market our vessel introducer with the catheters, implantable ports or pacing leads of other medical device manufacturers. Accordingly, we have entered into an agreement with Medtronic, Inc. for the inclusion of our introducers in their kits sold in the pacing lead market. We also have agreements with a number of other companies in the pacing lead, dialysis catheter and central venous catheter markets.
We believe Medtronic has the largest worldwide market share of CRM leads. Medtronic is currently purchasing our sterilized introducer kits, which include a syringe, hypodermic needle and guide wire, as well as the vessel introducer, which we produce in Medtronic-designed packaging. Medtronic markets our vessel introducer with the slitting device worldwide under the SOLO-TRAKTM trade name. We also manufacture and package a peelable introducer in similar kits for Medtronic.
In October 2002, we entered into a five-year supply agreement with Medtronic that superseded all previous supply agreements between the two companies. This agreement named us as exclusive supplier of all of its standard right-side pacing procedure kits. There are no minimum purchase obligations associated with the agreement, but Medtronic is obligated to purchase all of its requirements for certain introducer procedure kits from us. This agreement will expire in October of this year. We are currently in the process of negotiating an extension to this agreement.
We recently entered into a new development and supply agreement with a large, well-established blue-chip medical device company to produce a new introducer design and sterile kit for an application in the arterial access market. We estimate our development efforts will take approximately eleven months. Although the agreement does not have guaranteed minimums, we anticipate annual revenues of at least several million dollars per year for at least three years, beginning in 2008, upon our successful development and commercialization of this introducer. In the past, all of our introducer revenue has been derived from venous applications, which we estimate to be a $50 to $60 million world-wide annual market and in which we have roughly 50% market share today. The arterial introducer market is a much larger market than the venous introducer market and we have made great strides securing our first customer in this market which represents an important growth opportunity for us.
Our steerable delivery catheters are intended to be utilized with other OEM customer therapeutic or diagnostic devices. In addition to our relationship with Bard EP, we currently have development and supply agreements with two other companies that are employing our delivery catheter for specific therapeutic or diagnostic clinical applications. We are developing our technology for other applications and therapies in which we have not yet chosen a partner. We also are developing delivery systems that can be utilized in the delivery of an epicardial lead or a neurostimulation lead. This strategy will create more value for our products by bringing to market the lead and the associated delivery system to precisely place the leads in the most optimal location.
We estimate that approximately 150,000 CRT procedures were conducted in 2006, and in about 10% of those cases an epicardial lead placement was necessary to complete this procedure. We estimate that CRT procedures will grow more than three-fold over the next five years. Two of the three major pacing companies offer our epicardial lead when marketing their products for these procedures.
Our primary customers for our leads, delivery systems and adaptors include the three major CRM companies: Medtronic, Boston Scientific, Inc. and St. Jude Medical, Inc. We also package accessory products for one of the CRM companies and perform packaging and contract manufacturing for a number of other companies. We sell adaptors to all three major pacing companies and we are poised to capitalize on the opportunities presented by the adoption of the new IS-4 connector standard. Our products are sold to our OEM customers by our own sales force.
For the years ending December 31, 2006, 2005 and 2004, Medtronic accounted for approximately 30%, 27% and 41% of our revenues respectively. Two other customers accounted for approximately 17%, 16% and 16% and 12%, 14% and 11% of our revenues respectively.

Competition
Introducer Product Line
Our vessel introducers compete with peel-away vessel introducers manufactured by other OEM manufacturers. We believe that the three major competitors in the venous introducer market are Pressure Products, Inc.; TFX Medical, a subsidiary of Teleflex Incorporated; and Galt Medical Corporation, a subsidiary of Theragenics Corporation. All three of these competitors market their vessel introducers, primarily using the same strategy that we use, by establishing distribution arrangements with existing companies in the medical field. Some of these competitors are significantly larger and have significantly greater financial, research, and marketing resources than we have.
Advanced Delivery Catheter Product Line
Several CRM companies, as well as other medical device companies, have proprietary steerable delivery catheters that they utilize with their own therapeutic devices. We are not aware of any other companies that offer finished, deflectable, FDA and CE approved catheters on an OEM basis. Several companies, including TFX Medical, a subsidiary of Teleflex Incorporated, and Medventure Technology, among others, do offer deflectable shafts on a contract development and manufacturing basis.
Lead Technologies Product Line
Our primary competitors in providing stimulation leads and adaptors to OEM customers in the CRM market are Oscor Inc. and Osypka GMBH. Oscor has a facility in Florida and Osypka GMBH is located in Germany. Both have lines of pacing leads, adaptors and other electrophysiology devices that they sell to major CRM companies and also to end-users through their own distributors worldwide.
Research and Development
Although our research and development activities are carried out primarily by our employees, we have utilized outside consultants and specialists on a contract basis and expect to continue to do so. During the past year, we continued our product development activities on a number of projects. We have been working on broadening our venous vessel introducer product offering through the development of a second-generation valved introducer to minimize blood loss and reduce the possibility of an air embolism and a number of other extensions and improvements to our existing non-valved introducer product line. We have spent a large portion of our research and development dollars over the past two years in creating a proprietary platform around steerable catheters, and modifying that basic platform to meet the specific needs of our customers. We intend to aggressively pursue this strategy of developing a patented product platform that we can market to customers for a variety of applications for the foreseeable future. The benefit of having a proprietary platform is the ability to command better margins, keep our relationship with our customer for a longer period of time and improve “speed-to-market” for our customers. Our Lead Technologies group is engaged in several projects related to new CRM and neurostimulation leads, adaptors, and delivery systems. We developed the FasTac Flex, a proprietary articulating delivery tool specifically designed for surgical placement of our epicardial leads in heart-failure patients undergoing CRT. We are also developing IS-4 adaptors that will adapt current style IS-1 leads and IPG/ICD systems (pacemakers and defibrillators) to new IS-4 compatible leads and IPG/ICD systems. The IS-4 standard has been agreed to by the major CRM manufacturers.
For the years ended December 31, 2006, 2005 and 2004, we expensed $5.4 million, $5.4 million and $4.7 million respectively on research and development activities. We currently have 19 employees dedicated to research and development. We expect research and development spending in 2007 will be comparable to the amount spent in 2006 as we continue to work on these projects and initiate new development projects. Our research and development expenses, on a year-to-year basis, are subject to slight fluctuations due to the nature of products being developed and whether or not we will be able to recoup some of these costs as a portion of our non-recurring engineering billings.

Contract Manufacturing
We perform contract manufacturing services for a variety of medical device companies in the United States. We continue to focus our sales and development efforts on increasing our portfolio of unique proprietary products and only actively market ourselves to the medical device industry as a contract manufacturer if there is a significant financial opportunity or if the product is synergistic with our current development and manufacturing capabilities. Over the past two years we have discontinued several small contract projects. For 2006, 2005 and 2004, our contract manufacturing sales were 13%, 18% and 17%, respectively, of total sales.
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
If a Class II device is substantially equivalent to an existing (predicate) device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Pre-market Notification Submission or 510(k) under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that we provide clinical test results demonstrating the safety and efficacy of the device. Generally, Class III devices are typically life-sustaining, life supporting, or implantable devices that must receive Pre-Market Approval (PMA) by the FDA to ensure their safety and effectiveness. A PMA is a more rigorous approval process typically requiring human clinical studies. The stimulation leads that we manufacture and market are typically Class III devices.
In August 2004, we submitted a “Paper PMA” (a less burdensome approach that does not require prospective human clinical data) to gain marketing clearance for our epicardial steroid lead, based on an indication from the FDA that a Paper PMA would be considered. Upon submission of our data, the FDA advised us that our application did not have a “robust clinical argument” without human clinical data. Our marketing partner for the steroid lead in Europe cooperated with us in an effort to gather retrospective human clinical data that we could use for resubmission to the FDA. Unfortunately, we were unable to accumulate enough statistical data as requested by the FDA in Europe within the Pre-Market Approval timeline and we subsequently withdrew our submission from the FDA.
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

Our devices may also be subject to regulation in foreign countries in order to conduct business in the European Union. Medtronic, Bard Access, St. Jude Medical, Boston Scientific and any other entity with whom we would develop a distribution relationship are typically responsible for obtaining approval from the foreign countries in which they desire to sell the vessel introducers manufactured by us. In the past year, however, we have taken a greater role in obtaining European and other country approvals. Our facilities are ISO 13485-certified and we received approval for placement of the CE Mark on products for sale in Europe. If we elect to use independent distributors in countries outside the European Union, we will be responsible for obtaining European Notified Body approval to sell in those countries.
Intellectual Property
We have made, and continue to make when appropriate, efforts to obtain patents on new products and improvements to existing products. We have 11 U.S. patents on various aspects of introducers and advanced steerable catheters and 10 U.S. and foreign patents on various aspects of stimulation leads and implant tools. We also have approximately 23 additional patent application disclosures pending or in process. We also have several invention disclosures in process.
Due to the rapid technological changes experienced in the medical device industry, we believe that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how are generally as important as patent protection in establishing and maintaining a competitive advantage.
We also have twelve registered trademarks in the U.S. and Europe related to our MyoPore leads, FasTac, other endocardial leads and pending trademarks for introducers and business marketing services.
Employees
As of March 14, 2007, we had 260 full time employees. Of these employees, 205 were in manufacturing activities, 6 were in sales and marketing activities, 19 were in research and development activities, 14 were in regulatory and quality assurance activities and 16 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.
Available Information
We maintain a website at www.enpathmedical.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to “Investor Relations” at www.enpathmedical.com and select “SEC Filings.” A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing from Michael D. Erdmann, Secretary, Enpath Medical, Inc., 2300 Berkshire Lane North, Plymouth, MN 55441.
Any materials filed with the SEC can also be found at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or by calling 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A Risk Factors
The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or results of operations could be seriously harmed.

We have three major customers and depend on these customers for a significant portion of our revenues.
Medtronic accounted for approximately 30%, 27% and 41% of sales from operations over 2006, 2005 and 2004 respectively, while two other customers accounted for approximately 17%, 16% and 16%; and 12%, 14% and 11%, respectively. We anticipate that our expected near-term future growth in sales will be tied in part to these customers’ sales of their existing products, as well as other new products incorporating our components. We cannot ensure that we will be successful in making sales to new customers, reducing our reliance on thee principal customers or developing and marketing new products. To the extent that we do not expand our customer base and product offerings, sales to Medtronic and our other key customers will continue to account for a major portion of our revenues, making us vulnerable to the risks described below. We anticipate that our concentration of business with Medtronic will approximate 34% in 2007 with two other customers making up approximately 15% and 10%, respectively.
On October 11, 2002, we entered into an exclusive supply agreement with Medtronic that requires Medtronic to purchase all of its requirements for introducer kits from us for a period of five years. There are no minimum purchase obligations under the supply agreement. However, there could be a material adverse impact on sales of our products and, consequently, our financial results if Medtronic:
•	sales of products that incorporate our products as components decrease

•	does not develop new products incorporating our products as components

•	discontinues any of its products that incorporate our products

•	redesigns or changes the technical requirements for its products so that our products would not meet those requirements

•	limits or discontinues its purchases from us.
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
The current supply agreement with Medtronic will expire on October 11, 2007. We are in the process of negotiating an extension to the supply agreement. While Medtronic may continue to purchase some or all of it introducer requirements from Enpath after the supply agreement has expired, if an agreeable extension to the supply agreement cannot be reached, Medtronic could pursue alternative suppliers for their introducer requirements, which could have a material adverse impact on sales of our products and, consequently, our financial results.
We need to successfully integrate our operations into our new facility in 2007.
We are in the process of consolidating our two existing facilities into one new facility by the middle of April 2007. We have increased inventory levels for customers prior to the move and we believe that the consolidation will not cause any disruption to customer shipments. However, because of the risks associated with moving a medical products manufacturing facility, there can be no assurance that we will not encounter issues during the move. These risks include delays in re-qualifying manufacturing equipment and processes and customer approvals of the qualification process, which could lead to disrupted shipments to customers affecting both current period revenues and customer satisfaction.
In addition, we will experience increased costs as part of moving into a new larger facility and it will be necessary for us to find cost savings and efficiencies once the consolidation is complete. If we are not able to find these cost savings and efficiencies, our gross margins may decrease and our operating costs may increase which could have a material adverse impact on our financial results.

We face intellectual property claims which could prevent us from manufacturing and selling our products or result in our incurring substantial costs and liabilities.
We rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. These legal means afford us only limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors. Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others.
In 2006, we were named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc, and venued in the United States District Court in the Eastern District of Texas. We have filed an answer denying liability and have filed counterclaims against the plaintiff alleging anti-trust violations and patent misuse. See Item 3, Legal Proceedings. Although we believe the plaintiff’s claims are without merit and we intend to pursue our defenses vigorously, the existence of the lawsuit may affect our ability to successfully introduce our new second-generation valved introducer (ViaSeal™ Valved Peelable Introducer).
Any claim of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling, or using our products. The occurrence of litigation or the effect of an adverse determination in any of this type of litigation could have a material adverse effect on our business, financial condition and results of operations.
We depend on patents and proprietary technology
Our success may depend on our ability to obtain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have 21 U.S. and foreign patents issued related to various aspects of vessel introducers, catheters, stimulation leads and implant tools. There can be no assurance that any future patent protection will be granted, that the scope of any patent protection will exclude competitors or that any of our patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. We also rely upon unpatented trade secrets, and cannot ensure that others will not independently develop or otherwise acquire substantially equivalent trade secrets or otherwise gain access to our proprietary technology.
Our products are subject to regulatory oversight.
The medical products that we sell and propose to sell are subject to regulation by the FDA and by comparable agencies in certain states and foreign countries. The process of complying with requirements of the FDA and other agencies can be costly and time consuming. We have received clearance from the FDA to market our vessel introducer products, safety needle, steerable catheter, and epicardial lead and implant tool. There is no assurance that any future additional clearance can be obtained. In addition, once obtained, these clearances are subject to review and later discovery of problems may result in restrictions on the marketing of a product or withdrawal of the product from the market. We are also subject to certain FDA regulations governing manufacturing practices, packaging and labeling. Non-compliance with these regulations can result in product recalls or other sanctions which could have a material adverse effect on our business and financial condition. In 2006, we voluntarily initiated Class 2 recalls of a limited number of units of our steerable sheath catheters and a pacemaker lead adaptor, based on deficiencies we discovered in our manufacturing process. We followed FDA guidelines for notification of customers and return of the products, and have received no reports of injuries. We believe that we now have appropriate quality assurance procedures in place and that we have completed all applicable procedures. Although these recalls required time and attention from management and our regulatory personnel and could have an effect on customer relationships, the recalls did not have a material effect on our business.
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
We are planning on spending approximately the same amount in 2007 as we did in 2006 to continue the development of several new products. These products include a number of leads on a contract development basis for a variety of neurostimulation clinical applications, the new IS-4 adaptors, modified steerable delivery catheters for other applications and a second generation valved introducer for the pacing and central venous catheter markets. While we believe that these products will reach technological feasibility, because of the risks associated with the commercial viability of these products, there can be no assurance that these projects will actually achieve commercialization. These risks include the delay or failure to obtain the necessary regulatory approvals or the failure to achieve market acceptance.
We face competition and rapid technological change.
We are faced with competition and rapid technological and industry change and if our competitors’ existing products or new products are more effective or superior to our products, the commercial opportunity for our products could be reduced or eliminated. We face competition from other device manufacturers, many of whom are significantly larger and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. We believe there will be competitive pricing for products developed in our markets. Our competitors may develop or market technologies and products that are more effective or commercially attractive than any we are developing or marketing. Our competitors may succeed in obtaining regulatory approval and introducing or commercializing products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner. The medical device industry is generally characterized by rapid technological change, changing customer needs, and frequent new product introductions. Our products may be rendered obsolete as a result of future innovations.
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
We may need additional capital in the future.
In October 2003, we entered into a financing arrangement with our principal bank that included a five-year term loan of $5 million to finance a portion of the acquisition of BIOMEC Cardiovascular Inc., and a $3 million line of credit. The bank has increased the line of credit limit to $4 million and extended the expiration date to April 30, 2007. The borrowings are secured by substantially all of our assets and also contain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. Payments on the term loan consist of monthly principal payments of $83,334 plus interest at LIBOR plus 2.5%. These payments commenced in November 2003. The line of credit bears interest at LIBOR plus 2.25% with no minimum interest due and expires on April 30, 2007, if not renewed. Our availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no borrowings under the line of credit at December 31, 2006, and the entire $4 million was available for use.
In August 2006, we entered into a second financing arrangement with this bank that included a seven-year term loan of up to $4 million which will be used to finance the build-out of our new facility. The borrowings will be secured by substantially all of our assets and the new leasehold improvements. This financing arrangement was amended in January 2007 to allow for a term loan of up to $5 million. Payments on the new term loan will consist of interest payments only on the amount borrowed at LIBOR plus 2.5% until the end of March 2007. Beginning April 2007, the term loan amount will become fixed based on the amount borrowed and payments will commence at a fixed rate plus interest at LIBOR plus 2.5% for the remaining term of the loan. As of December 31, 2006, we had no outstanding borrowings on this term loan. We anticipate that we will utilize approximately $4.5 million of this credit facility to complete the consolidation of our facilities.
While we believe that we have sufficient resources with our current cash and the two credit facilities to meet our long-term debt obligations and fund our planned operations for fiscal 2007, there is no assurance that we will not need additional capital in the future. Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.
We depend on our key personnel.
Failure to attract and retain skilled personnel could hinder our research and development and manufacturing efforts. Our future success depends to a significant degree upon the continued services of key technical and senior management personnel. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial and technical personnel. Our inability to retain or attract qualified personnel could have a significant negative effect upon our efforts and thereby materially harm our business and financial condition.
We have a limited public market for our common stock.
As of March 14, 2007, we had 6,369,117 shares of common stock outstanding. The average daily trading volume in our Common Stock approximated 14,000 shares in 2004, 11,000 shares in 2005 and 15,000 shares in 2006. There can be no assurance that an active market will exist for our common stock, or that any significant volume of our common stock could be sold without a significant negative impact on the publicly quoted price per share.
Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock.
If our revenue declines in a quarter compared to the revenue in the previous quarter, our earnings will likely decline as well because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not affected directly by variations in revenue. In some future quarter or quarters, due to a decrease or shortfall in revenue or for some other reason, our operating results likely will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly.
Item 1B Unresolved Staff Comments
None
Item 2 Properties
We are in the final stages of consolidating our two existing facilities into one new corporate facility. Our new facility is located at 2300 Berkshire Lane, Plymouth, MN 55441 and we anticipate completing the consolidation by the middle of April 2007. At this facility, we will occupy 95,691 square feet of space under a ten year lease agreement that began January 1, 2007. The lease also provides for one five-year extension that is automatic if we do not give a twelve-month notice of evacuation.
Our existing Plymouth facility, located at 15301 Highway 55 West, Plymouth, Minnesota 55447, houses our introducer and advanced delivery catheter product manufacturing, as well as all of our corporate and administrative functions. Our lease at this facility expires on June 30, 2007. Under this lease, we occupy 38,337 square feet of space.

Our existing Bloomington facility, located at 7452 West 78th Street, Bloomington, Minnesota 55439, houses our lead product manufacturing. Our lease at this facility expires on December 31, 2008. Under this lease, we occupy 24,928 square feet of space.
Due to the fact that there are only three months remaining on our existing Plymouth facility as of our filing date, we estimate that we will incur charges of approximately $120,000 in the second quarter for remaining rent, common area maintenance, taxes and other miscellaneous charges. We are attempting to sublet the Bloomington facility and while we have some interested parties, we do not yet have any signed agreements. If the Bloomington facility cannot be sublet, we may have to take a charge for some portion of the remaining rent, common area maintenance and real estate taxes in the second quarter of 2007. The total amount due from April 2007 to December 2008 for rent, common area maintenance and taxes on the Bloomington facility is approximately $475,000.
Item 3 Legal Proceedings
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
The plaintiff has alleged that the Company’s FlowGuard™ valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff’s patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff’s claims are without merit and intends to pursue its defenses vigorously. Revenues from products sold that include the FlowGuard valved introducer were approximately 5% of Enpath’s total revenue for years ended December 31, 2006 and 2005.
The lawsuit is currently in the discovery stage. Enpath anticipates that the Court will hold a Markman Hearing to construe the claims of the plaintiff’s patents in August 2007.
Item 4 Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is traded on The Nasdaq Stock Market under the symbol NPTH. The table below shows the high and low closing sales prices for the quarters indicated.

2006	High	Low
Q4	$14.55	$9.07
Q3	$14.55	$9.14
Q2	$14.55	$9.75
Q1	$14.55	$8.45

2005	High	Low
Q4	$8.65	$6.96
Q3	$8.09	$5.45
Q2	$8.60	$5.44
Q1	$10.75	$7.49

Holders and Dividends
As of March 8, 2007, we had 284 record holders and approximately 1,550 beneficial holders of our Common Stock. We have not paid cash dividends in the past and do not expect to do so in the foreseeable future. Under the terms of our bank credit facilities, we are prohibited from paying any dividends without the consent of the bank.
Recent Sales of Unregistered Equity Securities
The Company had no unregistered sales of equity securities during the quarter ended December 31, 2006.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2006.
Other Information Regarding Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2006. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.
Securities Authorized for Issuance Under Equity Compensation Plans

	Number of shares of		Number of shares of
	common stock to be		common stock
	issued upon exercise	Weighted-average	remaining available
	of outstanding	exercise price of	for future issuance
	options, warrants and	outstanding options,	under equity
Plan Category	rights	warrants and rights	compensation plans
Equity compensation plans approved by shareholders:
1999 Stock Option Incentive Plan	629,300	$10.13	247,950

1999 Non-Employee Director and Medical Advisory Board Stock Option Plan	160,000	$8.97	176,500

Equity compensation plans not approved by shareholders:
1991 Non-statutory Plan	7,500	$3.63	0

2003 Warrants issued in connection with acquisition of assets of BCI	10,000	$8.36	0

Totals	806,800	$9.82	424,450

Comparative Stock Performance
The SEC requires that the Company include in this Form 10-K a line graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with a broad market index and either a nationally-recognized industry standard or an index of peer companies selected by the Company. The Company has chosen to use the Nasdaq Stock Market (U.S. Companies) Index as its broad market index and the Nasdaq Non-Financial Stock Index as its peer group index. The table below compares the cumulative total return as of the end of each of the Company’s last five fiscal years on $100 invested as of December 31, 2001 in the common stock of the Company, the Nasdaq Stock Market Index and the Nasdaq Non-Financial Stock Index, assuming the reinvestment of all dividends:

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06

Enpath Medical, Inc.	$100.00	$54.31	$84.51	$69.41	$54.63	$93.51
Nasdaq Stock Market (U.S.)	$100.00	$64.47	$96.70	$105.01	$106.46	$117.03
Nasdaq Non-Financial Stocks	$100.00	$65.33	$100.01	$107.85	$110.30	$120.97
Since the Company’s fiscal year ends on the last day of December each year, data in the above table reflects market values for the Company’s stock and Nasdaq indices as of the close of trading on the last trading day of each year presented.

Item 6 Selected Financial Data
The following selected financial data as of December 31, 2006 and 2005 and for the three years ended December 31, 2006, 2005 and 2004 are derived from, and should be read together with, our financial statements included elsewhere in this Form 10-K. The following selected financial data as of December 31, 2004, 2003 and 2002 and for the fiscal years ended December 31, 2003 and 2002 are derived from financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2006	2005	2004	2003	2002
Statements of Operations Data:
Net sales	$36,840	$29,368	$29,489	$19,603	$17,879
Cost of sales	23,233	18,711	18,319	11,627	9,504

Gross Profit	13,607	10,657	11,170	7,976	8,375

Operating expenses:
Research and development	5,404	5,393	4,730	1,987	1,661
Selling, general and administrative	6,218	5,278	5,415	3,082	2,272
Impairment charge on safety needle investment	0	0	2,809	0	0
Purchased in-process research and development	0	0	0	2,650	0

Total operating expenses	11,622	10,671	12,954	7,719	3,933

Operating income (loss)	1,985	(14)	(1,784)	257	4,442

Other income (expense)
Interest income	13	0	2	40	78
Interest expense	(182)	(254)	(206)	(52)	(23)
Other income (expense)	(40)	78	(7)	(9)	(4)

Total other income (expense)	(209)	(176)	(211)	(21)	51

Income (loss) before income taxes	1,776	(190)	(1,995)	236	4,493
Income tax expense (benefit)	277	(523)	(699)	(73)	1,634

Net income (loss)	$1,499	$333	$(1,296)	$309	$2,859

Net income (loss) per common share — Basic	$0.24	$0.06	$(0.22)	$0.06	$0.61
Net income (loss) per common share — Diluted	0.24	0.05	(0.22)	0.06	0.57

Weighted average common and common equivalent shares outstanding
Basic	6,201	5,961	5,843	4,918	4,712
Diluted	6,322	6,075	5,843	5,169	4,974

	As of December 31,
	(in thousands)
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$523	$—	$363	$1,068	$7,304
Working capital	7,537	5,994	5,220	4,558	8,858
Total assets	33,393	30,051	31,168	33,561	18,571
Current liabilities	4,477	2,967	4,162	4,842	2,843
Total liabilities	5,204	5,025	7,393	10,571	3,143
Shareholders’ equity	28,189	25,026	23,775	22,990	15,428

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a medical products company engaged in designing, developing, manufacturing and marketing single use medical device products for the cardiac rhythm management (“CRM”), neuromodulation and interventional radiology markets. We also manufacture medical devices and components for medical product companies on a contract basis.
We manufacture and market a family of percutaneous venous vessel introducers with proprietary features, as well as our own proprietary valved introducer. Vessel introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel. These products make up our Introducer product line. We also develop and manufacture advanced delivery catheters that have a “fixed curve” or an articulating distal tip section that can be manipulated to enable the health care professional to access parts of the patient’s anatomy (such as the left ventricle of the heart) that cannot be reached by traditional introducers. These sophisticated advanced delivery catheters are designed and manufactured to meet the unique needs of each procedure being performed. These products make up our Advanced Delivery Catheter product line. We also develop and manufacture proprietary and custom designed implantable stimulation leads, adaptors and delivery systems for the cardiac and neuromodulation markets. These products make up our Lead Technologies product line.
Recent Events
•	On December 21, 2006, we received 510(k) clearance from the United States Food and Drug Administration (FDA) to commercialize one model of the Enpath Medical ViaSeal Valved Peelable Introducer. The ViaSeal is designed to provide an atraumatic method for introducing devices such as catheters and pacemaker leads into the venous system while providing hemostatic sealing to venous pressures. The ViaSeal has a “peel-away” feature which allows the user to remove the introducer without removing the inserted therapeutic device. The ViaSeal is offered in sizes from 7 French to 10.5 French. The ViaSeal is Enpath’s first Peelable Introducer product to provide hemostatic sealing.

•	We are in the final stages of consolidating our two existing facilities into one new corporate facility. Our new facility is located at 2300 Berkshire Lane, Plymouth, MN 55441 and we anticipate completing the consolidation by March 31, 2007. We will occupy approximately 95,691 square feet of space under a ten year lease agreement that begins January 1, 2007. The lease also provides for one five-year extension that is automatic if we do not give a twelve-month notice of evacuation.

•	We recently entered into a new development and supply agreement with a large, well-established blue-chip medical device company to produce a new introducer design and sterile kit for an application in the arterial access market. We estimate our development efforts will take approximately eleven months. Although the agreement does not have guaranteed minimums, we anticipate annual revenues of at least several million dollars per year for at least three years beginning in 2008 upon our successful development and commercialization of this introducer.
Results of Operations
Through December 31, 2005, we combined the sales and gross profits of the Introducer product line and the Advanced Delivery Catheter product line under the heading Delivery Systems and we listed the sales and gross profits of the Lead Technologies product line under the heading Lead Technologies. Some of our product sales that were classified as Delivery Systems in past periods have been segregated into the Introducer product line and the Advanced Delivery Catheter product line. We have reclassified the product line sales categories from 2005 and 2004 in order to give a better product line comparison. Overall, the business is aggregated into one reportable segment: the manufacture and sale of single use medical devices. Our products have similar customers, economic characteristics and regulatory requirements. We support all sales activities with one sales and marketing department and our general and administrative function has responsibility for the entire company.

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Years Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.1%	63.7%	62.1%

Gross Profit	36.9%	36.3%	37.9%

Operating expenses:
Research and development	14.6%	18.3%	16.1%
Selling, general and administrative	16.9%	18.0%	18.4%
Impairment charge on safety needle investment	—	—	9.5%

Total operating expenses	31.5%	36.3%	44.0%

Operating income (loss)	5.4%	—	(6.1%)

Other expense	(0.6%)	(0.6%)	(0.7%)

Income (loss) before income taxes	4.8%	(0.6%)	(6.8%)

Income tax expense (benefit)	0.7%	(1.7%)	(2.4%)

Net income (loss)	4.1%	1.1%	(4.4%)

Our primary products are categorized into three product lines. The following table sets forth, for the periods indicated, net revenue by product line along with the percentage change from the previous year:

	For Years Ended December 31,
	2006		2005		2004
		Percent		Percent
	Net Sales	Change	Net Sales	Change	Net Sales
Introducers	$25,346,000	35.4%	$18,713,000	3.1%	$18,151,000
Advanced Delivery Catheters	2,645,000	50.2%	1,761,000	-36.9%	2,790,000
Lead Technologies	8,849,000	-0.5%	8,895,000	4.1%	8,548,000

Total Net Sales	$36,840,000	25.4%	$29,369,000	-0.4%	$29,489,000

Year ended December 31, 2006 compared to year ended December 31, 2005
For the year ended December 31, 2006, sales of $36.8 million increased 25.4% when compared to $29.4 million in 2005. Sales of our introducer products increased to $25.3 million, up 35.4% or $6.6 million, when compared to the $18.7 million reported for 2005 due primarily to increased sales to both existing and new customers, including significant orders from a European cardiac rhythm management customer. In 2006, advanced delivery catheter revenue of $2.6 million was up 50.0%, or nearly $900,000, when compared to the $1.8 million reported in 2005. As anticipated, our advanced delivery catheter revenues increased dramatically late in 2005 and early in 2006 as our partners built inventory, generated market awareness and launched the products. Since the first half of 2006, sales have declined as those customers are in the relatively early stages of their marketing efforts. Sales of our lead technologies products decreased slightly in 2006 when compared to the $8.9 million reported in 2005 due primarily to decreased sales of our contract manufacturing accessory products. This decrease was mostly off-set by increased sales of leads to both our largest OEM customer as well as other OEM customers. Our largest leads customer is currently selling our steroid epicardial lead in Europe and also commenced selling the FasTac Flex® delivery tool in Europe late in 2005. This customer also has plans to launch the FasTac Flex in the United States in 2007. In 2006, approximately 8% of our sales were generated outside of the United States as compared to 6% for 2005.
     We continue to attract new partners due to our ability to quickly adapt our base introducer product line to each partner’s specific needs and we expect introducer revenues to remain strong in 2007, but not at the growth rates we experienced in 2006. We expect advanced delivery system revenue in 2007 to be comparable to 2006 and we will continue to invest in catheter development and partner with a number of customers that pay for development activities related to additional new products. We expect to see an increase in sales of our lead technologies products in 2007 over 2006.

Gross profit increased to 36.9% in 2006 from 36.3% in 2005 due primarily to higher introducer sales and production efficiencies. During 2006, the improved efficiencies from higher volume in our introducer product line were offset by the margin challenges in our catheter product line. The most significant factor was our on-going investment to correct the yield issues in our steerable catheter product line. Throughout the year, we continued the effort to reduce catheter production yield losses and improve efficiencies and we achieved our yield target by mid-fourth quarter of 2006. This will improve our overall margin picture for 2007. We expect our gross margins to improve to the 40-42% range during 2007.
Research and development expenses from 2005 to 2006 remained relatively flat at $5.4 million, primarily due to continued work on developing product platforms to grow the business that was started in 2005. As a percentage of revenues, R & D spending decreased in 2006 to 14.7% of revenues as compared to 18.4% for 2005. We expect research and development spending in 2007 will be comparable to the amount spent in 2006 as we continue to work on these projects and initiate new development projects. Our research and development expenses, on a year-to-year basis, are subject to slight fluctuations due to the nature of products being developed and whether or not we will be able to recoup some of these costs as a portion of our non-recurring engineering billings.
Selling, general and administrative expenses for 2006 were $6.2 million or 16.9% of revenues, as compared to $5.3 million or 18% of revenues in 2005. In 2006, the Company incurred expenses related to the implementation of stock-based compensation accounting (FAS123R) which the Company adopted effective January 1, 2006, additional personnel and related costs, Sarbanes-Oxley compliance activities, legal costs associated with our patent infringement lawsuit and we absorbed the cost of additional rent expense on our new facility starting in July 2006. The Company will incur duplicate rent expense until the existing properties in both Bloomington and Plymouth have been sublet or the lease term expires, the earlier of which is June of this year and the latest being the end of 2008. In 2007, we also anticipate additional legal costs associated with our patent infringement lawsuit, an increase in Sarbanes-Oxley compliance work as well as the continued effects of stock-based compensation, all of which could likely result in an increase in our selling, general and administrative expenses in both absolute dollars and as a percent of revenue.
Interest expense decreased primarily due to lower balances on the note payable as well as having no outstanding borrowings on the line of credit in 2006. Other expenses for 2006 were primarily due to writing off of the remaining value of an unused patent while other income for 2005 was primarily due to the sale of a piece of equipment.
Year ended December 31, 2005 compared to year ended December 31, 2004
For the year ended December 31, 2005, sales of $29.4 million decreased slightly from the $29.5 million recorded in 2004. Sales of our introducer products increased slightly from 2004 to 2005 primarily due to sales patterns stabilizing after the FlowGuard™ valved introducer launch in 2004. Sales of our advanced delivery products decreased from 2004 to 2005, primarily due to continued declining component and kit sales to Medtronic for their Left Ventricle Lead Delivery System (“LVLDS”) as Medtronic continued to integrate this product line into its own facility. Sales of our lead technologies products increased slightly in 2005 compared to 2004, primarily due to increased accessory sales and non-recurring engineering service billings, off-set by lower sales of leads and adaptors. We had hoped to launch our new MyoPore Rx™ steroid epicardial lead at the beginning of 2005, but because of the FDA’s decision to require human clinical data in order to receive approval for this product, our partners slowed their purchasing of MyoPore epicardial leads until there was some final resolution to the situation. In 2005 and 2004, approximately 6% of our sales were generated outside of the United States
Gross profit decreased to 36.3% in 2005 from 37.9% in 2004 due primarily to the lower sales of high margin components and kits to Medtronic for its LVLDS product line which was included in the advanced delivery catheter sales numbers. We also incurred start-up costs as we increased production capabilities for our advanced steerable catheter manufacturing.

Research and development expenses increased in 2005 to $5.4 million, or 18.4% of revenue, from $4.7 million, or 16.0% of revenue in 2004. The increase is primarily due to the strategic decision to expand our product line by developing a proprietary platform around advanced steerable catheters. The development work on this platform increased during 2005 as we began to incorporate this technology into therapeutic devices for various companies. In addition, in 2004 we began the process of preparing the information and conducting tests to be able to file our submission with the FDA to gain marketing clearance for our steroid lead. When the FDA determined that it was going to require human clinical data in order to grant clearance, we appealed that decision which resulted in substantial legal and consulting costs in 2005.
Selling, general and administrative expenses decreased in 2005 to $5.3 million or 18.0% of revenue as compared to $5.4 million or 18.4% of revenue, in 2004, primarily due to lower salaries and advertising costs. We also spent more on advertising in 2004 as we introduced our new Enpath corporate name and brand identity to the marketplace.
Income Taxes
In 2006, we included the benefit related to current year R&D tax credits due to the extension of the tax law during the fourth quarter. In addition, we reversed previously recorded tax reserves that were determined no longer needed due to the closing of the statute of limitations. As a result, we were able to record a tax benefit of approximately $270,000 for current year R&D credits during 2006 as compared with tax credits of approximately $340,000 in the fourth quarter of 2005. We also recorded a benefit of approximately $140,000 during 2006 related to the reversal of previously recorded reserves.
As a result of these benefits and other permanent differences and adjustments, our effective tax rate for 2006 was approximately 16%. We expect that our overall state and federal tax rate for 2007 will approximate 22% due to additional extraterritorial income exclusion resulting from sales outside the United States and R&D credit benefits related to prior tax years.
Liquidity and Capital Resources
As of December 31, 2006 we had cash and cash equivalents of $523,483 compared to $0 as of December 31, 2005. Net cash provided by operating activities during 2006 was $3.5 million, consisting primarily of net income of $1.5 million, adjusted for non-cash items of depreciation and amortization of $2.6 million, stock based compensation of $448,000, intangible asset impairment charges of $121,000 and a net change in our deferred tax benefit of $190,000. These increases were offset in part by the net change in operating assets and liabilities of $1.3 million.
Net cash used in investing activities during 2006 was approximately $3.0 million, consisting primarily of the purchase of property and equipment totaling $2.9 million and additions to intangible assets totaling $255,000, offset by proceeds on a note receivable of $90,000. Approximately $1.5 million of the $2.9 million property and equipment additions were related to leasehold improvements on the new facility.
Net cash provided by financing activities during 2006 totaled approximately $12,000. We had proceeds from the exercise of stock options of $1.0 million and a tax benefit from options exercised of $176,000. This was partially offset by payments made on our long-term debt and capital lease obligations of $1.2 million.
In October 2003, we entered into a financing arrangement with our principal bank that included a five-year term loan of $5 million, to finance a portion of the acquisition of BIOMEC Cardiovascular Inc., and a $3 million line of credit. The bank has increased the line of credit limit to $4 million and extended the expiration date to April 30, 2007. The borrowings are secured by substantially all of our assets and also contain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. Payments on the term loan consist of monthly principal payments of $83,334 plus interest at LIBOR plus 2.5%. These payments commenced in November 2003. The line of credit bears interest at LIBOR plus 2.25% with no minimum interest due and expires on April 30, 2007, if not renewed. Our availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no borrowings under the line of credit at December 31, 2006, and the entire $4 million was available for use.

In August 2006, we entered into a second financing arrangement with our principal bank that included a seven-year term loan of up to $4 million which will be used to finance the build-out of our new facility. The borrowings will be secured by substantially all of our assets and the new leasehold improvements. This financing arrangement was amended in January 2007 to allow for a term loan of up to $5 million. Payments on the new term loan will consist of interest payments only on the amount borrowed at LIBOR plus 2.5% until the end of March 2007. Beginning April 2007, the term loan amount will become fixed based on the amount borrowed and payments will commence in April 2007 at a fixed rate plus interest at LIBOR plus 2.5% for the remaining term of the loan. As of December 31, 2006, we had no outstanding borrowings on this term loan. We anticipate that we will utilize approximately $4.5 million of this credit facility to complete the consolidation of our facilities.
As of December 31, 2006, our working capital was $7.5 million, or a current ratio of 2.7 to 1, compared to working capital of $6.0 million or a current ratio of 3.0 to 1 as of December 31, 2005. Accounts receivable increased $102,000 primarily due to increased sales levels. Our overall collections have remained constant at approximately 42-45 days during both 2006 and 2005. Inventory increased $2.7 million primarily due to higher sales levels, as well as a bridge inventory buildup in advance of our move into our new facility during the first quarter of 2007. This increase was partially offset by $1.0 million of additional accounts payable balance.
A summary of our contractual cash obligations at December 31, 2006 is as follows:

	Long-term debt	Operating	Total
Year	including interest	Leases	Obligations
2007	$1,095,000	$728,000	$1,823,000
2008	851,000	603,000	1,454,000
2009	—	428,000	428,000
2010	—	427,000	427,000
2011	—	427,000	427,000
Thereafter	—	2,017,000	2,017,000

Totals	$1,946,000	$4,630,000	$6,576,000

We also have a commercial commitment as described below:

	Total Amount	Outstanding at	Date of
Other Commercial Commitment	Committed	12/31/06	Expiration
Working capital line of credit	$4,000,000	$—	4/30/2007
Construction line of credit	5,000,000	—	3/31/2013
While we believe that we have sufficient resources with our current cash and two credit facilities to meet our long-term debt obligations and fund our planned operations for fiscal 2007, there is no assurance that we will not need additional capital in the future. Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms. We may also apply cash to acquisitions in future periods.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our accounting policies are described in Note 2 to the financial statements. We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements, when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.
Stock-Based Compensation
The Company has two active stock-based compensation plans under which there are awards still available for grant. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.
Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. We recorded $447,938 of Stock-Based Compensation expense for the year ended December 31, 2006. Refer to Notes 2 and 8 for additional information related to these stock-based compensation plans.
Allowance for Doubtful Accounts
We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debt expense and our reserve for doubtful accounts of $56,000 should be adequate for any exposure to loss in our December 31, 2006 accounts receivable.
Allowance for Excess and Slow-Moving Inventory
Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established a reserve for excess and slow-moving inventories and believe the reserve of $161,000 at December 31, 2006 is adequate.

Valuation of Goodwill and Long-Lived Assets including Intangible Assets with Finite Lives
As a matter of policy, we review our major assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The test for impairment of finite life assets requires us to make estimates of the fair value of our long-lived assets, primarily based on projected future cash flows using discount rates determined by management to be commensurate with the risk inherent in the current business model or another valuation technique. For goodwill, we determine whether the carrying amount of the net assets exceeds the estimated fair value of the Company. If we determine that the carrying value of these assets may not be recoverable, we will reduce the valuation of these assets on our financial statements. In 2006, we incurred charges of approximately $121,000 to reflect impairment on patents and non-compete agreements acquired in 2003 as part of the BCI acquisition.
Recently Issued Accounting Pronouncements
FIN 48 - Accounting for Uncertainty in Income Taxes. FIN 48 requires us to assess the probability of tax positions and record only those that are more likely than not to be upheld upon IRS examination. If a company takes a position in its tax return that does not meet the more likely than not threshold, it must book a liability for the amount in excess of the maximum amount to be realized. This liability is outside of deferred taxes and related valuation reserves. FIN 48 will be effective for us as of January 1, 2007, and we believe the adoption of FIN 48 will not have a material impact on our financial statements.
FAS 151 — Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period expense regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs we incurred during 2006. The adoption of FAS 151 had no impact on our financial statements.
SAB 108 — Quantifying Misstatements in Financial Statements. On September 16, 2006, the SEC staff outlined the approach it believes companies should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements. The staff communicated its views in Staff Accounting Bulletin (SAB) No. 108, which was effective in the fourth quarter of 2006. The adoption of SAB 108 resulted in us recording additional pre-tax income of approximately $102,000 in 2006.
Forward Looking Statements
Statements included in this Annual Report on Form 10-K, in the letter to shareholders, in our quarterly reports, in filings by us with the Securities and Exchange Commission, in our press releases, and oral statements made with the approval of an authorized executive officer that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some of these statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Among the factors that could cause results to differ materially are the following: Enpath’s dependence upon a limited number of key customers for its revenue; Enpath’s ability to successfully protect its intellectual property against misappropriation or claims of infringement by third parties including its ability to successfully resolve, or defend itself in, pending litigation; Enpath’s ability to successfully integrate its operations into its new facility in the first quarter of 2007; the ability of Enpath’s customers to successfully develop and market therapies that utilize the Company’s advanced delivery systems; Enpath’s ability to effectively manufacture its products, specifically steerable catheters, in anticipated required quantities; Enpath’s ability to develop or acquire new products to increase its revenues; Enpath’s ability to attract and retain key personnel; introduction of competitive products; government regulatory matters; economic conditions; and Enpath’s ability to raise capital. All forward-looking statements of Enpath, whether written or oral, and whether made by or on behalf of Enpath, are expressly qualified by these cautionary statements. In addition, Enpath disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Item 7A Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates primarily as a result of our borrowing activities used to maintain liquidity. Our earnings have not been materially affected by changes in interest rates on our floating interest rate debt (less than $25,000 for 2006) because interest rates remained fairly stable during the year and we did not utilize our line of credit. Based on our current borrowings and anticipated line of credit requirements in 2007, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by approximately $75,000.
Item 8 Financial Statements and Supplementary Data
Quarterly Financial Data
The statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and the related balance sheets of the Company as of December 31, 2006 and 2005, together with the related notes thereto and the report of independent registered public accounting firm appear on pages 25 through 41 hereof.
The following tabulation presents the Company’s unaudited quarterly results of operations for 2006 and 2005 (amounts in thousands except net income (loss) per common share):

	2006
	Q1	Q2	Q3	Q4	Total
Net sales	$9,423	$9,530	$9,324	$8,563	$36,840
Gross profit	3,713	3,974	3,101	2,819	13,607
Operating income	1,051	600	289	44	1,984

Net income	$653	$360	$371	$115	$1,499

Basic net income per common share	$0.11	$0.06	$0.06	$0.02	$0.24
Diluted net income per common share	0.11	0.06	0.06	0.02	0.24

	2005
	Q1	Q2	Q3	Q4	Total
Net sales	$6,617	$7,194	$7,669	$7,889	$29,369
Gross profit	2,367	2,780	2,823	2,687	10,657
Operating income (loss)	(468)	(278)	446	286	(14)

Net income (loss)	$(350)	$(225)	$237	$670	$332

Basic net income (loss) per common share	$(0.06)	$(0.04)	$0.04	$0.11	$0.06
Diluted net income (loss) per common share	(0.06)	(0.04)	0.04	0.11	0.05

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Enpath Medical, Inc.
Minneapolis, Minnesota
We have audited the accompanying balance sheets of Enpath Medical, Inc. as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enpath Medical, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 16, 2007

Enpath Medical, Inc.
Balance Sheets

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$523,483	$—
Accounts receivable, less allowance for doubtful accounts of $56,000 and $57,000, respectively	3,760,672	3,862,199
Inventories, less allowance for slow-moving inventory of $161,000 and $258,000, respectively (Note 3)	7,201,118	4,539,265
Prepaid expenses and other assets	215,396	164,790
Income taxes receivable	78,635	69,887
Notes receivable	45,000	90,000
Deferred income taxes (Note 5)	190,051	234,315

Total current assets	12,014,355	8,960,456

Property and equipment:
Equipment	8,334,622	6,978,553
Office furniture, fixtures and computers	1,935,093	1,870,422
Leasehold improvements	3,248,942	1,708,254

	13,518,657	10,557,229
Less accumulated depreciation and amortization	(7,618,542)	(5,871,108)

Net property and equipment	5,900,115	4,686,121

Non-current assets:
Goodwill (Note 2)	9,487,975	9,487,975
Intangible assets with finite lives, net (Notes 2 and 4)	4,587,364	5,322,666
Deferred income taxes (Note 5)	1,403,102	1,548,740
Notes receivable	—	45,000

Total non-current assets	15,478,441	16,404,381

TOTAL ASSETS	$33,392,911	$30,050,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,048,718	$928,807
Current maturities of note payable to bank (Note 6)	1,000,000	1,000,000
Current installments of capital lease obligations	—	4,714
Bank line of credit payable	—	—
Accrued compensation	1,145,460	713,903
Other accruals	226,770	263,259
Deferred revenue	56,250	56,250

Total current liabilities	4,477,198	2,966,933

Long-term liabilities:
Notes payable to bank, less current maturities (Note 6)	633,308	1,833,316
Deferred revenue	93,750	225,000

Total long-term liabilities	727,058	2,058,316

Total liabilities	5,204,256	5,025,249

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and outstanding 6,290,637 and 6,035,380 shares, respectively	62,906	60,353
Additional paid-in capital	23,862,156	22,200,269
Retained earnings	4,263,593	2,765,087

Total shareholders’ equity	28,188,655	25,025,709

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,392,911	$30,050,958

See accompanying notes to financial statements

Enpath Medical, Inc.
Statements of Operations

	Years Ended December 31,
	2006	2005	2004
Net sales	$36,840,014	$29,368,519	$29,489,034
Cost of sales	23,232,831	18,711,334	18,318,793

Gross profit	13,607,183	10,657,185	11,170,241

Operating expenses:
Research and development	5,404,392	5,393,277	4,730,013
Selling, general and administrative	6,218,493	5,277,849	5,415,287
Impairment charge on safety needle investment	—	—	2,809,199

Total operating expenses	11,622,885	10,671,126	12,954,499

Operating income (loss)	1,984,298	(13,941)	(1,784,258)

Other income (expense):
Interest expense	(181,875)	(253,516)	(205,636)
Interest income	13,675	—	1,613
Other, net	(40,258)	77,685	(6,907)

Total other income (expense)	(208,458)	(175,831)	(210,930)

Income (loss) before income taxes	1,775,840	(189,772)	(1,995,188)
Income tax expense (benefit) (Note 5)	277,334	(522,557)	(698,822)

Net income (loss)	$1,498,506	$332,785	$(1,296,366)

Earnings (loss) per common share:
Basic	$0.24	$0.06	$(0.22)
Diluted	0.24	0.05	(0.22)

Weighted average common and common equivalent shares outstanding:
Basic	6,201,070	5,961,111	5,843,103
Diluted	6,322,039	6,074,780	5,843,103
See accompanying notes to financial statements

Enpath Medical, Inc.
Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances at December 31, 2003	5,703,526	$57,035	$19,204,591	$3,728,668	$22,990,294
Options exercised (Note 8)	50,815	508	154,944	—	155,452
Common stock issued in connection with acquisition	133,588	1,336	1,818,137	—	1,819,473
Tax benefit from options exercised	—	—	99,504	—	99,504
Options issued to consultant for services	—	—	6,500	—	6,500
Net loss for the year ended December 31, 2004	—	—	—	(1,296,366)	(1,296,366)

Balances at December 31, 2004	5,887,929	$58,879	$21,283,676	$2,432,302	$23,774,857
Options exercised (Note 8)	113,620	1,136	236,439	—	237,575
Common stock issued for contingent payment	33,831	338	390,747	—	391,085
Stock-based compensation	—	—	28,000	—	28,000
Tax benefit from options exercised	—	—	255,311	—	255,311
Options issued to consultant for services	—	—	6,096	—	6,096
Net income for the year ended December 31, 2005	—	—	—	332,785	332,785

Balances at December 31, 2005	6,035,380	$60,353	$22,200,269	$2,765,087	$25,025,709
Options exercised (Note 8)	217,957	2,180	1,038,688	—	1,040,868
Restricted stock grants	37,300	373	35,455	—	35,828
Stock-based compensation	—	—	412,110	—	412,110
Tax benefit from options exercised	—	—	175,634	—	175,634
Net income for the year ended December 31, 2006	—	—	—	1,498,506	1,498,506

Balances at December 31, 2006	6,290,637	$62,906	$23,862,156	$4,263,593	$28,188,655

See accompanying notes to financial statements

Enpath Medical, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,498,506	$332,785	$(1,296,366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,747,434	1,626,571	1,538,341
Amortization	869,216	846,147	883,550
Non-cash consulting services	—	6,096	6,500
Non-cash stock-based compensation	447,938	28,000	—
Impairment charge on finite-lived intagibles	121,362	—	—
Impairment charge on safety needle investment	—	—	2,809,199
Gain loss on disposal of equipment	—	(96,004)	—
Deferred income taxes	189,902	(434,091)	(596,964)
Equity increase from tax benefit from stock option exercises	—	255,311	99,504
Changes in operating assets and liabilities:
Accounts receivable	101,527	(202,150)	462,521
Inventories	(2,661,853)	84,918	(885,330)
Prepaid expenses and other assets	(50,606)	65,653	(15,066)
Income taxes receivable	(8,748)	240,796	(210,752)
Accounts payable	1,022,168	1,611	195,806
Accrued liabilities	395,068	(93,800)	141,324
Deferred revenue	(131,250)	281,250	—

Net cash provided by operating activities	3,540,665	2,943,093	3,132,267

Cash flows from investing activities:
Purchase of property and equipment	(2,863,686)	(1,275,592)	(1,397,598)
Proceeds from the sale of property and equipment	—	100,000	—
Additions to intangible assets	(255,276)	(322,091)	(411,201)
Proceeds from notes receivable	90,000	—	—
Net cash paid for acquisition	—	(97,771)	(1,990,476)

Net cash used in investing activities	(3,028,961)	(1,595,454)	(3,799,275)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4,714)	(66,179)	(75,398)
Principal payments on long-term debt	(1,200,008)	(1,000,008)	(1,000,008)
Net borrowings from (payments on) line of credit	—	(881,652)	881,652
Proceeds from exercise of stock options and warrants	1,040,868	237,575	155,452
Tax benefit from options exercised	175,634	—	—

Net cash provided by (used in) financing activities	11,780	(1,710,264)	(38,302)

Net increase (decrease) in cash and cash equivalents	523,483	(362,625)	(705,310)

Cash and cash equivalents, beginning of year	—	362,625	1,067,935

Cash and cash equivalents, end of year	$523,483	$—	$362,625

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$181,875	$253,516	$204,984
Net cash paid (refunds received) during the period for income taxes	$(185,704)	$(584,572)	$9,500

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in payment of contingent purchase price	$—	$391,085	$1,819,473
Accrued acquisition payments not yet paid	$—	$—	$488,856
Reduction of goodwill due to adjustment to final contingent payment	$—	$120,000	$—
Note receivable for sale of property and equipment	$—	$135,000	$—
Property and equipment additions included in accounts payable	$97,743	$135,000	$—
See accompanying notes to financial statements

1. DESCRIPTION OF BUSINESS
We are a medical products company engaged in designing, developing, manufacturing and marketing single use medical device products for cardiac rhythm management (“CRM”), neuromodulation and interventional radiology markets. We also manufacture medical devices and components for medical product companies on a contract basis.
We manufacture and market a family of percutaneous venous vessel introducers with proprietary features, as well as our own proprietary valved introducer. Vessel introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel. These products make up our Introducer product line. We also develop and manufacture advanced delivery catheters that have a “fixed curve” or an articulating distal tip section that can be manipulated to enable the health care professional to access parts of the patient’s anatomy (such as the left ventricle of the heart) that cannot be reached by traditional introducers. These sophisticated advanced delivery catheters are designed and manufactured to meet the unique needs of each procedure being performed. These products make up our Advanced Delivery Catheter product line. We also develop and manufacture proprietary and custom designed implantable stimulation leads, adaptors and delivery systems for the cardiac and neuromodulation markets. These products make up our Lead Technologies product line.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements through December 31, 2004 include the accounts of Enpath Medical, Inc. and its wholly-owned subsidiary Enpath Lead Technologies, Inc. after elimination of material inter-company accounts and transactions. On March 15, 2005, the wholly-owned Lead Technologies subsidiary was merged into Enpath Medical, Inc.
Segment Reporting
We believe that we have three major product lines operating in one business segment.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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

Property and Equipment
Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over a period of three to seven years. Leasehold improvements are amortized over the remaining term of the related lease or their remaining useful lives, whichever is shorter. Repair and maintenance costs are charged to operations as incurred.
Goodwill and Finite-Lived Intangible Assets
Goodwill is tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. An impairment loss would generally be recognized when the carrying amounts of the Company’s net assets exceeds the estimated fair value of the Company. The Company has concluded that no impairment of goodwill exists as of December 31, 2006.
The Company also periodically reviews long-lived assets to determine any potential impairment. The asset carrying values are compared with the expected future cash flows resulting from their use. The expected future cash flows include cash flows resulting from the asset’s disposition. The Company recognizes an impairment loss when an asset’s carrying value exceeded its expected future cash flow. The Company, with assistance from an external valuation expert, determined that several of its identifiable intangible assets were impaired at December 31, 2006 and reduced the value of these assets by approximately $121,000. In 2004, management also recorded an impairment charge of approximately $2.8 million related to its investment in the safety needle.
Other finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives or contractual lives, whichever are shorter (see Note 4).
Revenue Recognition
The Company recognizes revenue upon shipment of products to its customers, FOB shipping point. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of sales.
Research and Development Costs
All research and development costs are charged to operations as incurred.
Warranty Costs
The Company provides a limited warranty for the replacement of defective products. The Company has not incurred any significant costs associated with this warranty and therefore has not provided any estimated liability for these warranties.
Stock-Based Compensation
The Company has two active stock-based compensation plans under which there are awards still available for grant. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Refer to Note 8 for additional information related to these stock-based compensation plans.
Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, cancelled or vested. Compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. Also see Note 8 for accelerated vesting of options in April 2005.
As a result of adopting SFAS 123R on January 1, 2006, the net income and net income per share for the year ended December 31, 2006, were $377,983 and $0.06 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25 as reflected in the following table:

		Pro Forma
	As Reported	Under APB 25
Income before taxes	$1,775,840	$1,775,840
Add back compensation expense	0	447,938

Adjusted income before taxes	1,775,840	2,223,778
Income tax expense	277,334	347,289

Net income	$1,498,506	$1,876,489

Net income per common share
Basic	$0.24	$0.30
Diluted	$0.24	$0.30

Weighted average common and common equivalent shares outstanding
Basic	6,201,070	6,201,070
Diluted	6,322,039	6,322,039
The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123 for the years ended December 31, 2005 and 2004:

	2005	2004
Net income (loss) — as reported	$332,785	$(1,296,366)
Deduct: Total stock-based employee compensation (expense determined under the fair value based method for all awards)	(1,979,624)	(624,686)

Pro forma net loss	$(1,646,839)	$(1,921,052)

Net income (loss) per common share:
Basic net income (loss) per share — as reported	$0.06	$(0.22)
Basic net income (loss) per share — pro forma	$(0.28)	$(0.33)
Diluted net income (loss) per share — as reported	$0.05	$(0.22)
Diluted net income (loss) per share — pro forma	$(0.28)	$(0.33)

Weighted average common shares outstanding
Basic-as reported and pro forma	5,961,111	5,843,103
Diluted-as reported	6,074,780	5,843,103
Diluted-pro forma	5,961,111	5,843,103
The above pro forma effects on net income (loss) and net income (loss) per common share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year. The effects of future periods would also be affected by the accelerated vesting of options that took place in April 2005 (see Note 8).

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
Basic and Diluted Net Income (Loss) Per Common Share
Basic per-share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year. The dilutive effect of these additional shares for the years ended December 31, 2006 and 2005 was to increase the weighted average shares outstanding by 120,969 and 113,669 shares, respectively. Because the Company had a loss in 2004, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. Options and warrants totaling 541,200, 527,446 and 834,227 shares were excluded from the calculation of diluted shares for the years ended December 31, 2006, 2005 and 2004, respectively, as their effect would have been anti-dilutive.
Reclassification
Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation. These reclassifications had no impact on gross margins, operating income or net income.
Recent Pronouncements
FIN 48 – Accounting for Uncertainty in Income Taxes. FIN 48 requires companies to assess the probability of tax positions and record only those that are more likely than not to be upheld upon IRS examination. If companies take a position in their tax return that does not meet the more likely than not threshold, they must book a liability for the amount in excess of the maximum amount to be realized. This liability is outside of deferred taxes and related valuation reserves. FIN 48 will be effective for the Company as of January 1, 2007, and we believe the adoption of FIN 48 will not have a material impact on our financial statements.
FAS 151 – Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period expense regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs we incurred during 2006. The adoption of FAS 151 had no impact on our financial statements.
SAB 108 – Quantifying Misstatements in Financial Statements. On September 16, 2006, the SEC staff outlined the approach it believes companies should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements. The staff communicated its views in Staff Accounting Bulletin (SAB) No. 108 which was effective in the fourth quarter of 2006. The adoption of SAB 108 resulted in us recording additional pre-tax income of approximately $102,000 in 2006.

3. INVENTORIES
Inventories consisted of the following at December 31:

	2006	2005
Purchased parts and subassemblies	$4,994,241	$3,176,993
Work in process	1,344,082	850,124
Finished goods	862,795	512,148

Total Inventories	$7,201,118	$4,539,265

4. INTANGIBLE ASSETS WITH FINITE LIVES
Finite life intangible assets consist of the following at December 31:

	December 31, 2006
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$115,000	$—
Core technology	12	2,650,000	699,314	1,950,686
Developed technology	8	1,500,000	593,750	906,250
Customer relationships	6	615,000	324,596	290,404
Patents and inventions	5 to 9	1,813,700	907,622	906,078
Trade name	30	545,000	57,532	487,468
Other	5 to 10	108,187	61,709	46,478

Totals		$7,346,887	$2,759,523	$4,587,364

	December 31, 2005
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$86,250	$28,750
Core technology	12	2,650,000	478,478	2,171,522
Developed technology	8	1,500,000	406,250	1,093,750
Customer relationships	6	615,000	222,092	392,908
Patents and inventions	5 to 9	1,650,968	581,020	1,069,948
Trade name	30	545,000	39,364	505,636
Other	5 to 10	96,571	36,419	60,152

Totals		$7,172,539	$1,849,873	$5,322,666

Amortization expense related to these assets was as follows:

Year ended December 31,	Amount
2006	$869,216
2005	846,147
2004	883,550
Estimated annual amortization expense for these assets over the next five years is as follows:

Year	Amount
2007	$897,000
2008	835,000
2009	739,000
2010	478,000
2011	441,000

5. INCOME TAXES
Significant components of the income tax expense (benefit) are as follows:

	2006	2005	2004
Current	$68,000	$(89,000)	$(102,000)
Deferred	209,000	(434,000)	(597,000)

Totals	$277,000	$(523,000)	$(699,000)

The appropriate deferred tax effect of each type of temporary difference and carry-forward is:

Deferred tax assets	2006	2005
Intangible assets	$457,000	$732,000
Vacation accrual	118,000	129,000
Inventory	85,000	98,000
Credits	558,000	390,000
Tax/book depreciation	184,000	297,000
Other	46,000	137,000
Deferred Revenue	84,000	—
Non-Qualified Options - 123R	95,000	—

	1,627,000	1,783,000
Deferred tax liabilities
Prepaid Expenses	(34,000)	—

Net deferred tax assets	$1,593,000	$1,783,000

The components giving rise to the net deferred income tax assets described above have been included in the accompanying balance sheets as follows:

	2006	2005
Current assets	$190,000	$234,000
Long-term assets	1,403,000	1,549,000

Net deferred tax assets	$1,593,000	$1,783,000

The total tax expense (benefit) differs from the expected tax expense (benefit), computed by applying the federal statutory rate to the Company’s net income (loss) before income taxes, as follows:

	2006	2005	2004
Expected income tax expense (benefit)	$604,000	$(66,000)	$(678,000)
State tax (benefit), net of federal effect	119,000	(6,000)	(65,000)
R&D tax credits	(273,000)	(502,000)	(40,000)
123R ISO deduction	54,000	—	—
Reversal of tax reserves	(243,000)	—	—
Other, including non-deductible expenses	16,000	51,000	84,000

Net tax expense (benefit)	$277,000	$(523,000)	$(699,000)

6. FINANCING ARRANGEMENTS
On October 23, 2003, the Company entered into two credit facilities with a bank that included a five-year term loan of $5 million, which was used to finance a portion of the BCI acquisition, and a $3 million operating line of credit that was subsequently increased to $4 million. The borrowings are secured by substantially all Company assets and also contain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. The Company paid $1.2 million and $1.0 million in principal payments on the term loan during 2006 and 2005, respectively.

Outstanding borrowings under the term loan are summarized as follows:

	2006	2005
Term loan payable to bank in monthly installments of $83,334 plus interest at Libor plus 2.5% (7.85% and 6.81% at December 31, 2006 and 2005, respectively.), with balance due October 2008	$1,633,308	$2,833,316
Less current maturities	(1,000,000)	(1,000,000)
	$633,308	$1,833,316

Approximate maturities of long-term debt at December 31, 2006, are as follows:

Years ending December 31,	Amount
2007	$1,000,000
2008	633,308
Total	$1,633,308

The current operating line of credit bears interest at LIBOR plus 2.25% with no minimum interest due and expires on April 30, 2007. The Company paid interest on the operating line of credit borrowings of $0 and $45,433 in 2006 and 2005, respectively. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no outstanding borrowings under the operating line of credit as of December 31, 2006 and 2005.
In August 2006, we entered into a second financing arrangement with our principal bank that included a seven-year term loan of up to $4 million which will be used to finance the build-out of our new facility. This financing arrangement was amended in January 2007 to allow for a term loan of up to $5 million. The borrowings will be secured by substantially all of our assets and the new leasehold improvements and also contain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. We anticipate the total cost of our facility consolidation to total approximately $5.8 million and will be completed during the first quarter of 2007. Through December 31, 2006 we spent approximately $1.5 million on the new facility and funded it with our existing cash on hand. Payments on the new term loan will consist of interest only payments on the amount borrowed at LIBOR plus 2.5% until the end of March 2007. Beginning April 2007, the term loan amount will become fixed based on the amount borrowed and payments will commence at a fixed rate plus interest at LIBOR plus 2.5% for the remaining term of the loan. As of December 31, 2006, there were no outstanding borrowings on this term loan. We anticipate that we will utilize approximately $4.5 million of this credit facility to complete the consolidation of our facilities.
7. LEASES
The Company does not currently have any obligations under capital lease.
The Company has separate operating leases related to its three facilities. The new combined corporate facility is under an operating lease that begins January 1, 2007 and expires December 31, 2016. The lease is for 95,661 square feet with a base rent of $33,624 per month for 2007. The existing Plymouth, MN corporate facility is under an operating lease that expires June 30, 2007, related to 38,337 square feet with base rent of $19,952 per month. The existing Bloomington, MN facility is under an operating lease that expires December 31, 2008, related to 27,000 square feet with a monthly base rent of $14,189. This rent expense is being recognized on a straight-line basis over the term of the lease.
We estimate that we will incur charges of approximately $120,000 through June 30, 2007 for remaining rent, common area maintenance, real estate taxes and miscellaneous charges. We are in the process of trying to sublet the Bloomington facility and while we have some interested parties, we do not yet have any signed agreements. If the Bloomington facility cannot be sublet, we will have to take a charge for some portion of the remaining rent, common area maintenance and real estate taxes in the second quarter of 2007. The total amount due from April 2007 to December 2008 is approximately $475,000.

Approximate future minimum payments under operating leases are as follows:

Years ending December 31,	Amount
2007	$728,000
2008	603,000
2009	428,000
2010	427,000
2011	427,000
Thereafter	2,017,000

Total minimum lease payments	$4,630,000

Total rent expense, including operating expenses and real estate taxes, was approximately $847,000, $624,000 and $589,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
8. STOCK OPTIONS, RESTRICTED STOCK GRANTS AND WARRANTS
Stock Options
The Company has two active stock-based compensations plans under which there are awards still available for grant: The 1999 Incentive Stock Option Plan and the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan. The Company also has two other plans that are no longer active but had stock option activity during the year, including the exercise of stock options and forfeitures. Summary information related to all plans is shown below.

						Available
Plan	Reserved	Granted	Forfeited	Excercised	Outstanding	To Grant

1989 Incentive Plan	400,000	581,925	(342,325)	(239,600)	—	—
1991 Non-Qualified Plan	280,000	299,500	(19,500)	(272,500)	7,500	—
1999 Incentive Plan (Option Grants)	1,100,000	1,195,500	(380,750)	(222,750)	592,000	247,950
1999 Non-Employee Director Plan	400,000	248,500	(25,000)	(63,500)	160,000	176,500

Option Grant Totals	2,180,000	2,325,425	(767,575)	(798,350)	759,500	424,450
1999 Incentive Plan (Restricted Stock Grants)	—	40,910	(3,610)	—	37,300	—

Grand Totals	2,180,000	2,366,335	(771,185)	(798,350)	796,800	424,450

The options were designated for grant at prices not less than 85% of fair market value at date of grant if a non-qualified option, or 100% if an incentive option as defined under the Internal Revenue Code. The options issued to the Company’s officers vest over a five-year period while the options issued to directors vest after eleven months. The options expire over periods ranging from six to fifteen years after the date of grant.

Option activity is summarized as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	# Shares	Price	Value
Outstanding at December 31, 2003	802,700	$7.07
Granted	178,100	12.25
Exercised	(52,273)	3.31
Forfeited	(94,300)	11.04

Outstanding at December 31, 2004	834,227	7.96
Granted	226,300	8.27
Exercised	(113,620)	2.09
Forfeited	(118,500)	10.06

Outstanding at December 31, 2005	828,407	8.55
Granted	228,000	10.16
Exercised	(217,957)	4.78
Forfeited	(78,950)	11.36

Outstanding at December 31, 2006	759,500	$9.83	$3,597,724

Exercisable on December 31, 2006	537,732	$9.73	$2,612,132

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant during 2006, 2005 and 2004 was $6.29, $4.15 and $3.95, respectively. The weighted average fair value of stock options vested during 2006, 2005 and 2004 was $6.28, $4.30 and $4.27, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,186,411, $670,844 and $510,486, respectively.
The following table summarizes information about stock options outstanding at December 31, 2006:

		Options Outstanding		Options Exercisable
		Weighted Avg
	Number	Remaining		Number
Range of	Outstanding	Contractual Life	Weighed Avg	Exercisable at	Weighed Avg
Exercise Prices	at 12/31/06	Years	Exercise Price	12/31/06	Exercise Price

$2.00 to $7.33	151,000	2.22	$5.74	147,400	$5.74
$7.34 to $8.52	149,700	4.29	8.21	119,533	8.34
$8.53 to $10.50	132,400	4.69	9.25	49,399	9.63
$10.51 to $11.61	134,500	4.90	11.19	54,500	11.00
$11.62 to $14.79	175,300	2.71	13.64	150,300	13.74
$14.80 to $18.65	16,600	3.70	15.00	16,600	15.00

$2.00 to $18.65	759,500	3.68	$9.83	537,732	$9.73

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	71.95%	77.40%	26.70%
Risk-free interest rate	4.51%	3.80%	3.30%
Expected life of options (years)	6	6	6
The Company calculates expected volatility for stock options using its historical volatility as the Company believes the expected volatility will approximate historical volatility. The Company estimated the forfeiture rate for stock options to be 4% in 2006 based on historical forfeitures and estimated the forfeiture rate for stock awards to be 10% in 2006 based on historical employee turnover rates. The risk-free rates for the expected terms of the stock options are based on the five year U.S. Treasury yield curve in effect the month prior to the grant. The expected life of the options is based on the historical life of previously granted options which are generally held to maturity.
During 2006, the Company recorded compensation expense of $412,110 related to stock options in our expenses and cost of sales in the accompanying statement of operations. At December 31, 2006, there was approximately $957,000 of unrecognized compensation cost related to option-based payments that we expect to recognize over a weighted-average period of 3.6 years.
Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2006 was $1,040,868. SFAS 123R also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS 123R, these tax benefits have been reflected as a cash inflow from operations. The actual tax benefit realized for the tax deductions from the option exercise of the share-based payment arrangements totaled $175,634 for the year ended December 31, 2006.
Restricted Stock Grants
At the April 28, 2005 Annual Meeting of Shareholders, the shareholders approved amendments to both the 1999 Incentive Stock Option Plan and the 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan allowing for restricted stock grants. This change was made primarily in response to FAS 123R and dealing with the stock-based compensation expense that the Company was required to record beginning in 2006. The Company has ceased issuing stock option grants to all hourly and salaried employees as of December 31, 2005. The Company intends to make all future employee stock-based compensation grants in the form of restricted stock grants except for Officers and Non-Employee Directors who will still receive option grants. The Company modified several existing non-employee director grants in anticipation of moving to a new non-employee director compensation program in 2006 and recorded $28,000 of compensation expense in 2005 as a result of these modifications.
Both plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally five years). The share based expense for these awards was determined based on the market price of our stock on the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. At December 31, 2006 and 2005, none of these shares had fully vested.
The following table presents the restricted shares that were granted and outstanding as of December 31, 2006 and December 31, 2005:

		Weighted-Average
		Grant Date
	Restricted Shares	Fair Value
Outstanding at December 31, 2004	—	$—
Granted	4,215	7.72

Outstanding at December 31, 2005	4,215	7.72
Granted	36,695	9.99
Forfeited	(3,610)	9.34

Outstanding at December 31, 2006	37,300	$9.80

These restricted shares were issued from the 1999 Incentive Stock Option Plan with prices ranging from $8.62 to $11.94 per share and vest over five years. Compensation expense of approximately $275,000, determined to be the fair market value of the related common stock on the date of grant less estimated forfeitures, will be recognized over the requisite service period of the grants. Compensation expense that was included in our expenses and cost of sales in the accompanying statements of operations related to these restricted stock grants was $35,828 in 2006. As of December 31, 2006, we have unearned stock-based compensation of approximately $238,000 associated with these awards.

Warrants
In connection with the acquisition of the operating assets of BCI, the Company issued warrants to an agent to purchase 10,000 shares of common stock at an exercise price of $8.36 per share that expire on October 23, 2008. The fair value of those warrants, estimated using the Black-Scholes Model, of approximately $52,000 was treated as a cost directly related to the acquisition.
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
9. SALES INFORMATION AND SIGNIFICANT CUSTOMERS
Sales information for the three product lines over the past three years is shown in the table below:

	For Years Ended December 31,
	2006		2005		2004
		Percent		Percent
	Net Sales	Change	Net Sales	Change	Net Sales
Introducers	$25,346,000	35.4%	$18,713,000	3.1%	$18,151,000
Advanced Delivery Catheters	2,645,000	50.2%	1,761,000	-36.9%	2,790,000
Lead Technologies	8,849,000	-0.5%	8,895,000	4.1%	8,548,000

Total Net Sales	$36,840,000	25.4%	$29,369,000	-0.4%	$29,489,000

Sales by geographic destination as a percentage of total net sales were as follows for the years ended December 31:

	2006	2005	2004
Domestic	92%	94%	94%
Foreign	8%	6%	6%

The Company currently has three major customers that account for more than 10 percent of net sales. The information below includes the customers’ percent of sales for the years ended December 31, 2006, 2005 and 2004 and the related percent of accounts receivable at December 31, 2006, 2005 and 2004.

	December 31, 2006		December 31, 2005		December 31, 2004
Customer	% Sales	% A/R	% Sales	% A/R	% Sales	% A/R
A	30%	30%	27%	25%	41%	35%
B	17%	17%	16%	9%	16%	15%
C	12%	13%	14%	14%	11%	7%
10. RETIREMENT PLAN
The Company has a profit-sharing plan (the “Plan”) classified as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. The Company matches 25% of an employee’s contribution, up to a maximum of 5% of the employee’s compensation. Matching contributions for the years ended December 31, 2006, 2005 and 2004 were $126,807, $90,271 and $84,844, respectively. The Company’s Board of Directors may approve discretionary contributions to the Plan. No discretionary contribution has been made since the Plan’s inception.
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
The plaintiff has alleged that the Company’s FlowGuard™ valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff’s patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff’s claims are without merit and intends to pursue its defenses vigorously. Revenues from products sold that include the FlowGuard valved introducer were approximately 5% of Enpath’s total revenue for years ended December 31, 2006 and 2005.
The lawsuit is currently in the discovery stage. Enpath anticipates that the Court will hold a Hearing to construe the claims of the plaintiff’s patents in August 2007. It is not possible to predict the timing or outcome of this litigation, including whether it will affect the Company’s ability to sell its FlowGuard products, or to estimate the amount or range of potential loss.
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A            Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B Other Information
None
PART III
Item 10 Directors, Executive Officers and Corporate Governance
The information required by Item 10 concerning the executive officers and directors of the Company is incorporated herein by reference to the following sections of the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on May 3, 2007 (the “2007 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed:
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
A copy of our Code of Ethics and Business Conduct is available by writing to our Investor Relations Department at:
Enpath Medical, Inc.

Investor Relations Department

2300 Berkshire Lane

Plymouth, Minnesota 55441

investorrelations@enpathmed.com
Item 11 Executive Compensation
The information required by Item 11 is incorporated herein by reference to the section of the Company’s 2007 Proxy Statement titled “Executive Compensation and Other Information,” except that information under the subsections titled “Compensation Committee Report,” “Comparative Stock Performance” and “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” is not incorporated by reference.
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the section of the Company’s 2007 Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management – Summary Ownership Table.”
Item 13 Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the section of the Company’s 2007 Proxy Statement titled “Committees of the Board of Directors.”

Item 14 Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the section of the Company’s 2007 Proxy Statement titled “Principal Accountant Fees and Services.”
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

Enpath Medical, Inc.
Date: March 13, 2007	By:	/s/ John C. Hertig
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Name	Title	Date
/s/ John C. Hertig	Chief Executive Officer	March 13, 2007

/s/ James D. Hartman	Chairman	March 14, 2007

/s/ Scott P. Youngstrom	Chief Financial Officer	March 14, 2007

/s/ Thomas L. Auth	Director	March 13, 2007

/s/ Michael D. Dale	Director	March 14, 2007

/s/ Albert Emola	Director	March 12, 2007

/s/ Richard F. Sauter	Director	March 14, 2007

/s/ Richard T. Schwarz	Director	March 10, 2007

Exhibit Index

Exhibit #	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
Form 10-K for the year ended December 31, 2004.)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended December 31, 2003).

*10.1	Letter agreement dated November 21, 2005 between the Company and John C. Hertig
(incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December
31, 2005).

*10.2	Employment agreement dated December 12, 2006 between the Company and John C.
Hertig.(incorporated by reference to Item 5.02 to the Form 8-K filed by the Company on
December 17, 2006).

*10.3	Employment agreement dated December 12, 2006 between the Company and Scott P.
Youngstrom.(incorporated by reference to Item 5.02 to the Form 8-K filed by the Company on
December 17, 2006).

*10.4	Employment agreement dated December 12, 2006 between the Company and Steven D.
Mogensen.(incorporated by reference to Item 5.02 to the Form 8-K filed by the Company on
December 17, 2006).

*10.5	Employment agreement dated December 12, 2006 between the Company and Michael P.
Winegar.(incorporated by reference to Item 5.02 to the Form 8-K filed by the Company on
December 17, 2006).

*10.6	Employment agreement dated December 12, 2006 between the Company and Michael D.
Erdmann.(incorporated by reference to Item 5.02 to the Form 8-K filed by the Company on
December 17, 2006).

*10.7	Enpath Medical, Inc. 1991 Non-Statutory Stock Option Plan (incorporated by reference to
Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333 57944)).

*10.8	Enpath Medical, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to
Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333 133740).

*10.9	Enpath Medical, Inc. 1999 Non-Employee Director and Medical Advisory Board Stock Option
Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on
Form S-8 (File No. 333 62560)).

*10.10	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10 to
Form 10-K for the year ended December 31, 2004.)

*10.11	Form of Non-Employee Director Agreement, incorporated by reference to Exhibit 10.11 to
Form 10-K for the year ended December 31, 2004.

**10.12	Supply Agreement, dated October 11, 2002, between the Company and Medtronic, Inc.
(incorporated by reference to Exhibit 10.3 to the Form 10-QSB for the quarter ended
September 30, 2002).

10.13	Lease Agreement, dated January 31, 2004, between the Company and Jagodzinski Properties for premises at 15301 Highway 55 West, Plymouth, Minnesota, incorporated by reference to
Exhibit 10.8 to Form 10-K for the year ended December 31, 2004.

10.14	Lease agreement for premises at 7452 West 78th Street, Bloomington, Minnesota as amended and assigned thought October 23, 2003, incorporated by reference to Exhibit
10.9 to Form 10-K for the year ended December 31, 2004.

10.15	Revolving Credit and Term Loan Agreement dated October 17, 2003 between the Company and
M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2003).

10.15.1	Letter Amendment No. 1 dated March 18, 2004, to the Revolving Credit and Term Loan
Agreement dated as of October 17, 2003 between the Company and Marshall & Ilsley Bank
(incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December
31, 2003).

10.15.2	Letter Amendment No. 2 dated July 19, 2004, to the Revolving Credit and Term Loan
Agreement dated as of October 17, 2003 between the Company and Marshall & Ilsley Bank
(incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30,
2004).

Exhibit #	Description
10.15.3	Letter Amendment No. 3 dated October 13, 2004, to the Revolving Credit and Term Loan
Agreement dated as of October 17, 2003 between the Company and Marshall & Ilsley Bank
(incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended
September 30, 2004).

10.15.4	Letter Amendment No. 4 dated February 9, 2005, to the Revolving Credit and Term Loan
Agreement dated as of October 17, 2003 between the Company and Marshall & Ilsley
Bank.(incorporated by reference to Exhibit 10.12.4 to the Form 10-K for the year ended
December 31, 2004).

10.15.5	Letter Amendment No. 5 dated August 22, 2006, to the Revolving Credit and Term Loan
Agreement dated as of October 17, 2003 between the Company and Marshall & Ilsley
Bank.(incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended
September 30, 2006.

10.15.6	Letter Amendment No. 6 dated January 3, 2007, to the Revolving Credit and Term Loan
Agreement dated as of October 17, 2003 between the Company and Marshall & Ilsley Bank.

10.16	Term Promissory Note dated October 17, 2003 in favor of Marshall & Ilsley Bank
(incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended
September 30, 2003).

10.17	Term Promissory Note B dated August 22, 2006 in favor of Marshall & Ilsley (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2006).

10.17.1	Amended Term Promissory Note B dated January 3, 2007 in favor of Marshall & Ilsley Bank.

10.18	Revolving Promissory Note dated October 17, 2003 in favor of Marshall & Ilsley Bank
(incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended
September 30, 2003).

10.19	Security Agreement dated October 17, 2003 between the Company and Marshall & Ilsley Bank
(incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended
September 30, 2003).

10.20	Third Party Security Agreement dated October 17, 2003 between the Company’s wholly owned subsidiary and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2003).

10.21	Lease Agreement dated May 26, 2006, between Enpath Medical, Inc. as Tenant and Plymouth
2200, LLP, a Minnesota limited liability partnership, as Landlord with respect to premises located at 2300 Berkshire Lane North, Plymouth, Minnesota (incorporated by reference to
Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2006).

10.22	Salaried employee bonus plan for fiscal year 2007.

21.1	The Company has no subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

*	Indicates a management contract or compensatory plan or arrangement

**	Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Enpath Medical, Inc.
Minneapolis, Minnesota
Our audits were made for the purpose of forming an opinion on the basic financial statements of Enpath Medical, Inc. taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
March 16, 2007

Enpath Medical, Inc.
Schedule II – Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Less	End of
Description	of Period	Expenses	Deductions	Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$57,341	$0	$1,723	$55,618
Allowance for slow-moving inventory	$257,538	$0	$96,821	$160,717

Total	$314,879	$0	$98,544	$216,335

Year ended December 31, 2005:
Allowance for doubtful accounts	$68,606	$0	$11,265	$57,341
Allowance for slow-moving inventory	$123,982	$273,451	$139,895	$257,538

Total	$192,588	$273,451	$151,160	$314,879

Year ended December 31, 2004:
Allowance for doubtful accounts	$69,990	$0	$1,384	$68,606
Allowance for slow-moving inventory	$155,395	$0	$31,413	$123,982

Total	$225,385	$0	$32,797	$192,588