Form 10-K/A
period 2006-12-31
ENPATH MEDICAL, INC.
filed 2007-04-27
CIK 833140

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1 to Form 10-K)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-19467
Enpath Medical, Inc.
(Exact name of registrant as specified in its charter)

Minnesota State or other jurisdiction of incorporation or organization)	41-1533300 (IRS Employer Identification No.)
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
Yes ☐    No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☑.
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

SIGNATURES
Employment Agreement with John C. Hertig
Employment Agreement with Scott P. Younstrom
Employment Agreement with Steven D. Mogensen
Employment Agreement with Michael P. Winegar
Employment Agreement with Michael D. Erdmann
Employment Agreement with Mark C. Kraus
302 Certification of Principal Executive Officer
302 Certification of Principal Financial Officer
Section 906 Certification

Enpath Medical, Inc. is filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1”) to include in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2007 (the “Original Filing”), Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6. The Original Filing incorrectly indicated that these exhibits were incorporated by reference. In addition, we are filing a new Exhibit 10.23, Employment Agreement dated December 12, 2006 between the Company and Mark C. Kraus.
Other than the filing of these Exhbits, no changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

Exhibit #	Description
*10.2	Employment agreement dated December 12, 2006 between the Company and John C. Hertig.

*10.3	Employment agreement dated December 12, 2006 between the Company and Scott P. Youngstrom.

*10.4	Employment agreement dated December 12, 2006 between the Company and Steven D. Mogensen.

*10.5	Employment agreement dated December 12, 2006 between the Company and Michael P. Winegar.

*10.6	Employment agreement dated December 12, 2006 between the Company and Michael D. Erdmann.

*10.23	Employment agreement dated December 12, 2006 between the Company and Mark C. Kraus

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

*Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Enpath Medical, Inc.

Date: April 27, 2007	By: /s/ John C. Hertig
Chief Executive Officer

3