Form 10-Q
period 2007-03-31
ENPATH MEDICAL, INC.
filed 2007-05-07
CIK 833140

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-19467
Enpath Medical, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1533300
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2300 Berkshire Lane North, Plymouth, MN 55441
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
Yes ☑ No☐
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
Yes ☐ No ☑
The number of shares of Registrant’s common stock outstanding on May 3, 2007 was 6,377,427.

Index

		Page
	PART I — FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	3-10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4	Controls and Procedures	17

	PART II – OTHER INFORMATION
Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	17
Item 3	Defaults Upon Senior Securities	17
Item 4	Submission of Matters to a Vote of Security Holders	17
Item 5	Other Information	18
Item 6	Exhibits	18
Signatures		18
Exhibits
Employment Agreement - F. Anthony Headley, Jr.
Amendment to Confidential Supply Agreement
Letter Amendment No. 7 to Revolving Credit and Term Loan Agreement
Press Release
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification Pursuant to Section 906

Item 1. Condensed Financial Statements
Enpath Medical, Inc.
Balance Sheets

	March 31, 2007	December 31, 2006
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$904,457	$523,483
Accounts receivable, less allowance for doubtful accounts of $42,000 and $56,000, respectively	4,822,633	3,760,672
Inventories, less allowance for slow-moving inventory of $192,000 and $161,000, respectively	7,670,500	7,201,118
Prepaid expenses and other assets	221,217	215,396
Income taxes receivable	18,740	78,635
Notes receivable	45,000	45,000
Deferred income taxes	190,051	190,051

Total current assets	13,872,598	12,014,355

Property and equipment:
Equipment	8,582,881	8,334,622
Office furniture, fixtures and computers	2,463,246	1,935,093
Leasehold improvements	6,871,878	3,248,942

	17,918,005	13,518,657
Less accumulated depreciation and amortization	(8,004,030)	(7,618,542)

Net property and equipment	9,913,975	5,900,115

Non-current assets:
Goodwill	9,487,975	9,487,975
Intangible assets with finite lives, net	4,430,016	4,587,364
Deferred income taxes	1,403,102	1,403,102

Total non-current assets	15,321,093	15,478,441

TOTAL ASSETS	$39,107,666	$33,392,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,877,301	$2,048,718
Current maturities of note payable to bank	1,714,286	1,000,000
Bank line of credit payable	—	—
Accrued compensation	1,119,396	1,145,460
Other accruals	408,784	226,770
Deferred revenue	56,250	56,250

Total current liabilities	5,176,017	4,477,198

Long-term liabilities:
Notes payable to bank, less current maturities	4,669,020	633,308
Deferred revenue	154,688	93,750

Total long-term liabilities	4,823,708	727,058

Total liabilities	9,999,725	5,204,256

Commitments and contingencies

Shareholders’ equity:
Preferred stock-undesignated, authorized 1,000,000 shares	—	—
Common stock-$.01 par value, authorized 20,000,000 shares; issued and outstanding 6,364,502 and 6,290,637 shares, respectively	63,645	62,906
Additional paid-in capital	24,450,671	23,862,156
Retained earnings	4,593,625	4,263,593

Total shareholders’ equity	29,107,941	28,188,655

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,107,666	$33,392,911

See accompanying notes to condensed financial statements

Enpath Medical, Inc.
Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	$10,104,517	$9,422,689
Cost of sales	6,509,684	5,709,670

Gross profit	3,594,833	3,713,019

Operating expenses:
Research and development	949,799	1,203,088
Selling, general and administrative	2,148,767	1,459,409

Total operating expenses	3,098,566	2,662,497

Operating income	496,267	1,050,522

Other income (expense):
Interest expense	(43,191)	(50,599)
Interest income	233	231
Other	(7,921)	3,798

Total other income (expense)	(50,879)	(46,570)

Income before income taxes	445,388	1,003,952
Income tax expense	115,356	351,383

Net income	$330,032	$652,569

Net income per common share:
Basic	$0.05	$0.11
Diluted	$0.05	$0.11

Weighted average common and common equivalent shares outstanding:
Basic	6,336,515	6,104,568
Diluted	6,444,378	6,209,405
See accompanying notes to condensed financial statements
Enpath Medical, Inc.
Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances at December 31, 2006	6,290,637	$62,906	$23,862,156	$4,263,593	$28,188,655
Options exercised	60,650	607	412,506	—	413,113
Restricted stock grants (net)	13,215	132	19,863	—	19,995
Stock-based compensation	—	—	128,218	—	128,218
Tax benefit from options exercised	—	—	27,928	—	27,928
Net income for the three months ended March 31, 2007	—	—	—	330,032	330,032

Balances at March 31, 2007	6,364,502	$63,645	$24,450,671	$4,593,625	$29,107,941

See accompanying notes to condensed financial statements

Enpath Medical, Inc.
Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net income	$330,032	$652,569
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization, net	606,597	657,718
Non-cash stock-based compensation	148,213	56,490
Deferred income taxes	—	343,489
Loss on disposal of equipment	5,130	—
Changes in operating assets and liabilities:
Accounts receivable	(1,061,961)	(1,118,994)
Inventories	(469,382)	(274,833)
Prepaid expenses and other assets	(5,821)	(77,857)
Income taxes receivable	59,895	(48,299)
Accounts payable	(561,296)	484,659
Accrued expenses	155,950	360,692
Deferred revenue	60,938	(14,062)

Net cash (used in) provided by operating activities	(731,705)	1,021,572

Cash flows from investing activities:
Purchase of property and equipment	(4,030,240)	(407,076)
Proceeds from the sale of property and equipment	12,871	—
Additions to intangible assets	(60,990)	(36,717)

Net cash used in investing activities	(4,078,359)	(443,793)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(4,714)
Proceeds on long-term debt	5,000,000	—
Principal payments on long-term debt	(250,002)	(300,002)
Proceeds from exercise of options and warrants	413,113	271,922
Tax benefit from options exercised	27,928	54,443

Net cash provided by financing activities	5,191,039	21,649

Net increase in cash and cash equivalents	380,974	599,428

Cash and cash equivalents, beginning of period	523,483	—

Cash and cash equivalents, end of period	$904,457	$599,428

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$82,510	$50,599
Net cash paid during the period for income taxes	$27,533	$1,750
Property and equipment additions included in accounts payable	$389,879	$—
See accompanying notes to condensed financial statements

Notes to Condensed Financial Statements
Three Months Ended March 31, 2007
(Unaudited)
1. Basis of presentation
The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The financial statements presented herein as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for these interim periods.
2. Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market. Inventories consist of the following:

	March 31, 2007	December 31, 2006
Purchased parts and subassemblies	$5,121,720	$4,994,241
Work in process	1,602,332	1,344,082
Finished goods	946,448	862,795

Total Inventories	$7,670,500	$7,201,118

3. Finite Life Intangible Assets
Finite life intangible assets consist of the following at March 31, 2007, and December 31, 2006:

		March 31, 2007
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$115,000	$—
Core technology	12	2,650,000	754,523	1,895,477
Developed technology	8	1,500,000	640,625	859,375
Customer relationships	6	615,000	350,222	264,778
Patents and inventions	5 to 9	1,879,188	989,397	889,791
Trade name	30	545,000	62,074	482,926
Other	5 to 10	103,690	66,021	37,669

Totals		$7,407,878	$2,977,862	$4,430,016

		December 31, 2006
	Estimated	Gross	Accumulated
	Lives (Years)	Carrying Amount	Amortization	Net Value
Licensed technology	2	$115,000	$115,000	$—
Core technology	12	2,650,000	699,314	1,950,686
Developed technology	8	1,500,000	593,750	906,250
Customer relationships	6	615,000	324,596	290,404
Patents and inventions	5 to 9	1,813,700	907,622	906,078
Trade name	30	545,000	57,532	487,468
Other	5 to 10	108,187	61,709	46,478

Totals		$7,346,887	$2,759,523	$4,587,364

Amortization expense related to these assets is as follows:

Timeframe	Amount
Quarter ended March 31, 2007	$218,339
Quarter ended March 31, 2006	$234,018
Year ended December 31, 2006	$869,216
Amortization expense on these assets over the next five years is estimated to be as follows:

Timeframe	Amount
Remainder of 2007	$658,000
2008	$868,000
2009	$760,000
2010	$477,000
2011	$406,000
4. Financing arrangements
On October 23, 2003, the Company entered into two credit facilities with a bank that included a five-year term loan of $5 million, which was used to finance a portion of the BCI acquisition, and a $3 million operating line of credit that was subsequently increased to $4 million. Payments on the term loan consist of monthly principal payments of $83,334 plus interest at LIBOR plus 2.5%. The balance on the five-year term loan was $1,383,306 on March 31, 2007. The current operating line of credit bears interest at LIBOR plus 2.25% with no minimum interest due and expires on April 30, 2008. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no outstanding borrowings under the operating line of credit as of March 31, 2007.
In August 2006, the Company entered into a second financing arrangement with the same bank that included a seven-year term loan of up to $4 million which was used to finance the build-out of our new facility. This financing arrangement was amended in January 2007 to allow for a term loan of up to $5 million. The Company received advances on the new term loan and made interest only payments on the amounts borrowed at LIBOR plus 2.5% until the end of March 2007. At March 31, 2007, the entire amount of the $5 million loan was outstanding and payments at a monthly fixed rate of $59,524 plus interest at LIBOR plus 2.5% will commence in April 2007 and continue through March 2013. Interest only payments for the three months ended March 31, 2007 totaled $39,319, all of which were capitalized as part of our new facility expansion.
The borrowings of these facilities are secured by substantially all Company assets, including the new leasehold improvements, and also contain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. At March 31, 2007, the Company was in violation of one of these covenants, primarily due to the additional costs related to the new facility build-out. On April 30, 2007, the bank renewed the operating line of credit extending its maturity to April 30, 2008 and modified the financial covenants to better reflect anticipated financial results
5. Net Income Per Common Share
Basic per-share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from these exercises were used to acquire shares of common stock at the average market price during the measuring period. The dilutive effect of these additional shares for the quarters ended March 31, 2007 and 2006 was to increase the weighted average shares outstanding by 107,863 and 104,837 shares, respectively. Options and warrants totaling 425,400 and 509,900 shares were excluded from the calculation of diluted shares for the quarters ended March 31, 2007 and 2006, respectively, as their effect would have been anti-dilutive.
6. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2007 was approximately 26% compared to 35% for the same period in 2006. This decrease was primarily due to increased research and development credits and increased Section 199 deductions available to the Company in the first quarter of 2007. The Section 199 deduction is a domestic production activities deduction that allows manufacturing companies a deduction equal to 6% of their qualifying production activities income.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.
The amount of unrecognized tax benefits as of January 1, 2007, was $258,000. That amount includes unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.
The Company is subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2003.
The Company is not currently under examination by any taxing jurisdiction.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company had accrued $8,907 for the payment of interest at January 1, 2007. Subsequent changes to accrued interest have not been significant.
7. Stock-Based Compensation
We incurred a total of $148,213 and $56,490 in stock-based compensation expense for the three-month periods ended March 31, 2007 and 2006. We receive a tax deduction for certain employee stock option exercises during the period in which options are exercised, generally for the excess of the prices at which the options are exercised or sold over the exercise prices of the options. Proceeds from the exercise of stock options were $413,113 and $271,922, while the actual income tax benefit realized from stock option exercises was $27,928 and $54,443 for the three months ended March 31, 2007 and 2006, respectively.
At March 31, 2007, the Company had 164,210 shares available under existing plans for future stock option grants or restricted stock grants to employees and 176,500 shares available under existing plans for future stock option grants to directors.
Stock Options
We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

	Three Months Ended March 31,
	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	55.34%	75.60%
Risk-free interest rate	4.75%	4.35%
Expected life of options (years)	6	6

Weighted average fair value of options granted	$6.55	$6.07
The Company calculates expected volatility for stock options using its historical volatility as the Company believes the future volatility will approximate historical volatility. The Company estimated the forfeiture rate for stock options to be 3% in 2007 and 4% in 2006 based on historical forfeitures and estimated the forfeiture rate for stock awards to be 9% in 2007 and 10% in 2006 based on historical employee turnover rates. The risk-free rates for the expected terms of the stock options are based on the five-year U.S. Treasury yield curve in effect the month prior to the grant. The expected life of the options is based on the historical life of previously granted options which are generally held to maturity.

At March 31, 2007, there was approximately $1.3 million of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 4.0 years.
The following table represents stock option activity for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	# Shares	Price	Life	Value
Options outstanding, beginning of period	759,500	$9.83
Options granted	75,000	11.49
Options exercised	(60,650)	6.81
Options surrendered	(12,700)	10.52

Options outstanding, end of period	761,150	$10.22	3.83	$789,197

Options exercisable, end of period	502,182	$10.03	3.02	$671,356
The weighted average fair value of stock options that vested during the periods ended March 31, 2007 and 2006 was $6.34 and $8.11, respectively. The total intrinsic value of options exercised during the periods ended March 31, 2007 and 2006 was $320,265 and $580,384, respectively.
The following table summarizes information about stock options outstanding at March 31, 2007:

		Options Outstanding		Options Exercisable
		Weighted Avg
	Number	Remaining		Number
Range of	Outstanding	Contractual Life	Weighed Avg	Exercisable at	Weighed Avg
Exercise Prices	at 03/31/07	Years	Exercise Price	03/31/07	Exercise Price

$2.00 to $7.00	141,650	3.16	$6.44	120,483	$6.22
$7.71 to $8.67	134,100	3.76	8.42	120,100	8.42
$8.69 to $10.93	134,200	4.11	9.70	80,399	10.09
$11.00 to $11.49	140,400	5.33	11.35	15,400	11.16
$11.50 to $13.60	141,000	3.95	12.85	96,000	13.14
$13.61 to $18.65	69,800	1.52	14.76	69,800	14.76

$2.00 to $18.65	761,150	3.83	$10.22	502,182	$10.03

Restricted Stock
Our 1999 Incentive Stock Option Plan and 1999 Non-Employee Director and Medical Advisory Board Stock Option Plan allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally five years). The share based expense for these awards was determined based on the market price of our stock on the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. As of March 31, 2007, we have unearned stock-based compensation of approximately $376,000 associated with these awards that we expect to recognize over a weighted average period of 4.4 years.
The following table presents the restricted shares that were granted and outstanding as of the three months ended March 31, 2007:

		Weighted-Average
		Grant Date
	Restricted Shares	Fair Value
Outstanding at December 31, 2006	37,300	$9.80
Granted	17,830	11.57
Forfeited	(4,615)	10.65

Outstanding at March 31, 2007	50,515	$10.35

8. Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company will be required to apply Statement No. 157 for the year ended December 31, 2007. The application of Statement No. 157 will not have any material impact on the Company’s financial statements.
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company will be required to apply Statement No. 159 for the year ended December 31, 2008 including interim periods within that year. The application of Statement No. 159 will not have any material impact on the Company’s financial statements.
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
10. Subsequent Event
On April 30, 2007, the Company announced that it has entered into a definitive merger agreement with Greatbatch, Inc., under which Greatbatch will acquire the Company for $14.38 per share in cash, or approximately $102 million, including assumption of debt. Under the terms of the agreement, Greatbatch will commence a tender offer for all of the Company’s outstanding shares no later than May 8, 2007.
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
Results of Operations
For the three month periods ended March 31, 2007 and 2006
The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Quarters Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	64.4%	60.6%

Gross Profit	35.6%	39.4%

Operating expenses:
Research and development	9.4%	12.8%
Selling, general and administrative	21.3%	15.5%

Total operating expenses	30.7%	28.3%

Operating income	4.9%	11.1%

Other expense	0.5%	0.5%

Income before income taxes	4.4%	10.7%

Income tax expense	1.1%	3.7%

Net income	3.3%	6.9%

Our primary products are categorized into three product lines. The following table sets forth, for the periods indicated, net revenue by product line along with the percentage change from the prior year:

	Quarter Ended March 31,
	2007	2006		Percent
	Net Sales	Net Sales	Change $	Change
Introducers	$6,601,000	$5,705,000	$896,000	15.7%
Advanced Delivery Catheters	390,000	1,421,000	(1,031,000)	(72.6%)
Lead Technologies	3,114,000	2,297,000	817,000	35.6%

Total Net Sales	$10,105,000	$9,423,000	$682,000	7.2%

Sales by geographic destination as a percentage of total net sales were as follows for the quarters ended March 31:

	2007	2006
Domestic	94%	92%
Foreign	6%	8%
For the quarter ended March 31, 2007, sales of $10.1 million increased 7.2% when compared to $9.4 million in 2006. Sales of our introducer products increased to $6.6 million, up 15.7% or $896,000, when compared to the $5.7 million reported in 2006 due primarily to increased sales of products to both our new and existing customers. Sales of our advanced delivery catheter products decreased to $390,000, down 72.6% or $1 million when compared to the $1.4 million reported in 2006 due primarily to two primary catheter customers that placed large stocking orders for product in the first quarter of 2006. Both of these customers have not penetrated their respective markets with their own products as quickly as anticipated. Sales of our lead technologies products increased to $3.1 million, up 35.6% or $817,000 when compared to the $2.3 million reported in 2006 due primarily to increased sales of our leads and adaptor products, as well as increased sales of our contract accessory products to our largest customer.
Gross profit decreased to 35.6% in 2007 from 39.4% in 2006 due primarily to inefficiencies and higher costs associated with the move to our new facility in the first quarter of 2007. We also incurred higher levels of unallocated overhead related to our catheter product line due to the lower sales levels experienced in the first quarter. We completed our move into our new facility in April 2007, so we anticipate our gross margins to improve during the remainder of 2007.
Research and development expenses decreased to $950,000 in 2007 compared to $1.2 million in 2006. As a percentage of revenues, R&D spending decreased in 2007 to 9.4% of revenues as compared to 12.8% for 2006. This decrease was primarily due to incurring costs in 2006 related to gathering retrospective human clinical data on the performance of our steroid epicardial lead in Europe which we had planned to use for a June 2006 amended PMA submission to the FDA. We ultimately decided to withdraw the amended PMA submission from the FDA in the second quarter of 2006 due to timeline and cost issues. We expect our research and development expenses, on a year-to-year basis to be slightly lower than 2006 due to fluctuations in the nature of products being developed and as we recoup some of these costs as a portion of our non-recurring engineering billings.
Selling, general and administrative expenses for 2007 were $2.1 million or 21.3% of revenues, as compared to $1.5 million or 15.4% of revenues in 2006. Our selling expenses remained relatively unchanged between the comparable periods while our general and administrative costs increased $700,000. The increase was due to several expense items incurred in 2007 that were not present in 2006. These included approximately $200,000 of additional legal expenses associated with our patent infringement lawsuit, $76,000 of expenses related to the actual move to our new facility, $68,000 of additional stock-based compensation expense and $111,000 of incurred accounting fees in 2007. We also incurred $170,000 of additional rent expense related to our new facility. We will incur duplicate rent expense until the existing properties in both Bloomington and Plymouth have been sublet or the lease term expires, the earlier of which is June of this year and the later being the end of 2008. In 2007, we also anticipate additional legal costs associated with our patent infringement lawsuit, an increase in expenses related to Sarbanes-Oxley compliance work as well as the continued effects of stock-based compensation, all of which could likely result in an increase in our selling, general and administrative expenses in both absolute dollars and as a percent of revenue.
Interest expense decreased primarily due to lower balances on the note payable in 2007 than in 2006.
Income Taxes
Our effective tax rate for the three months ended March 31, 2007 was approximately 26% compared to 35% for the same period in 2006. This decrease was primarily due to increased research and development credits and increased Section 199 deductions available to the Company in the first quarter of 2007. The Section 199 deduction is a domestic production activities deduction that allows manufacturing companies a deduction equal to 6% of their qualifying production activities income.
We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.
The amount of unrecognized tax benefits as of January 1, 2007, was $258,000. That amount includes unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.
We are subject to income taxes in the U.S. federal jurisdiction and various states jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2003.

We are not currently under examination by any taxing jurisdiction.
We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. We had accrued $8,907 for the payment of interest at January 1, 2007. Subsequent changes to accrued interest have not been significant.
Net Income
As a result, we had net income of $330,032 or $.05 per diluted share for the three months ended March 31, 2007, compared to net income of $652,569 or $.11 per diluted share for the three months ended March 31, 2006.
Liquidity and Capital Resources
Net cash used in operating activities for the three months ended March 31, 2007 was $732,000. This consisted of net income of $330,000, plus non-cash items of depreciation and amortization of $607,000, non-cash stock-based compensation of $148,000, and a loss on disposal of equipment of $5,000. This was offset by a net change in operating assets and liabilities of $1.8 million. Accounts receivable increased during the period primarily due to larger levels of sales toward the end of the quarter when compared to 2006. Receivable days outstanding continue to average 44 days. Inventory increased during the period primarily due to our increased sales levels, as well as inventory build-up related to our move into the new facility.
Net cash used in investing activities for the three months ended March 31, 2007 was $4.1 million. We purchased equipment totaling $250,000, leasehold improvements, furniture and fixtures and computer equipment associated with our new facility that totaled approximately $3.8 million and we had additions to intangible assets of $61,000. We also had proceeds from the sale of equipment of $13,000. We anticipate additional leasehold improvement related expenditures of approximately $600,000 during the second quarter of 2007.
Net cash provided by financing activities for the three months ended March 31, 2007 was $5.2 million. We borrowed $5 million on our new leasehold improvement note and made note payments in the amount of $250,002 on our existing note payable. This was offset by cash received from the exercise of options of $413,113 and a tax benefit from options exercised of $28,000.
As a result, our cash and cash equivalents were $904,000 as of March 31, 2007 compared to $523,000 at December 31, 2006 and $599,000 as of March 31, 2006. Working capital increased from $7.5 million as of December 31, 2006 to $8.7 million as of March 31, 2007.
We currently have four major customers that each account for more than 10% of our sales. The information below includes the percent of sales for the three months ended March 31, 2007 and 2006 and the related accounts receivable balance on March 31, 2007 and 2006 from these customers.

	March 31, 2007		March 31, 2006
Customer	% Sales	% A/R	% Sales	% A/R
A	30%	27%	26%	20%
B	17%	15%	16%	15%
C	12%	11%	14%	9%
D	14%	11%	12%	18%
A summary of our commercial commitments is shown below:

	Total Amount	Outstanding at	Date of
Other Commercial Commitments	Committed	03/31/07	Expiration
Note payable for BCI acquisition	$5,000,000	$1,383,306	12/31/08
Working capital line of credit	4,000,000	—	04/30/08
Note payable for new construction	5,000,000	5,000,000	03/31/13
On October 23, 2003, we entered into two credit facilities with a bank that included a five-year term loan of $5 million, which was used to finance a portion of the BCI acquisition, and a $3 million operating line of credit that was subsequently increased to $4 million. Payments on the term loan consist of monthly principal payments of $83,334 plus interest at LIBOR plus 2.5%. The balance on the five-year term loan was $1,383,306 on March 31, 2007. The current operating line of credit bears interest at LIBOR plus 2.25% with no minimum interest due and expires on April 30, 2008. The availability under the line is subject to borrowing base requirements, and advances are at the discretion of the lender. There were no outstanding borrowings under the operating line of credit as of March 31, 2007.
In August 2006, we entered into a second financing arrangement with the same bank that included a seven-year term loan of up to $4 million which was used to finance the build-out of our new facility. This financing arrangement was amended in January 2007 to allow for a term loan of up to $5 million. We received advances on the new term loan and made interest only payments on the amounts borrowed at LIBOR plus 2.5% until the end of March 2007. At March 31, 2007, the entire amount of the $5 million loan was outstanding and payments at a monthly fixed rate of $59,524 plus interest at LIBOR plus 2.5% will commence in April 2007 and continue through March 2013. Interest only payments for the three months ended March 31, 2007 totaled $39,319, all of which were capitalized as part of our new facility expansion.
The borrowings of these facilities are secured by substantially all of our assets, including the new leasehold improvements, and also contain financial covenants that must be met on a quarterly basis. The agreement also prohibits the payment of dividends without the consent of the lender. At March 31, 2007, we were in violation of one of these covenants, primarily due to the additional costs related to the new facility build-out. On April 30, 2007, the bank renewed the operating line of credit extending its maturity to April 30, 2008 and modified the financial covenants to better reflect anticipated financial results
A summary of our contractual cash obligations at March 31, 2007 is as follows:

	Long-term debt	Operating	Total
Timeframe	including interest	Leases	Obligations
Remainder of 2007	$1,688,000	$517,000	$2,205,000
2008	1,689,000	605,000	2,294,000
2009	982,000	430,000	1,412,000
2010	926,000	429,000	1,355,000
2011	870,000	429,000	1,299,000
Thereafter	1,754,000	2,017,000	3,771,000

Totals	$7,909,000	$4,427,000	$12,336,000

While we believe that we have sufficient resources with our current cash and credit facility to make payments to meet our long-term debt obligations and fund our planned operations for the remainder of fiscal 2007, there is no assurance that we will not need additional capital in the future. Sources of additional capital may include additional debt financing or the sale of debt or equity securities. There can be no assurance that we will be able to successfully obtain additional capital on favorable terms.
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
We use the Black-Scholes option pricing model to estimate the fair value of stock option granted. The assumptions used in this model are based on multiple factors, including historical exercise patterns of employees in relatively homogenous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and the historical volatility of our stock price. The resulting fair value is then amortized as stock-based compensation expense over the vesting period of the option.
The fair value of restricted stock awards is determined based on the market price of our stock on the date of grant applied to the total number of shares anticipated to fully vest. This fair value is then amortized as stock-based compensation expense over the vesting period of the award.
Allowance for Doubtful Accounts
We establish estimates of the uncollectability of accounts receivable. Our management analyzes accounts receivable, historical write-offs as bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on receivables. A considerable amount of judgment is required when assessing the realizability of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We have not experienced significant bad debt expense and our reserve for doubtful accounts of $42,000 should be adequate for any exposure to loss in our March 31, 2007 accounts receivable.
Allowance for Excess and Slow-Moving Inventory
Inventories, which are composed of purchased parts and subassemblies, work in process and finished goods, are valued at the lower of cost or market with cost being determined by the first-in, first-out method. On a periodic basis, we analyze the level of inventory on hand, its cost in relation to market value and estimated customer requirements to determine whether write-downs for excess or slow-moving inventory are required. Actual customer requirements in any future periods are inherently uncertain and thus may differ from estimates. If actual or expected requirements were significantly greater or lower than the established reserves, a reduction or increase to the obsolescence allowance would be recorded in the period in which such a determination was made. We have established a reserve for excess and slow-moving inventories and believe the reserve of $192,000 at March 31, 2007 is adequate.
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
Other Intangibles with Finite Lives
Other intangibles with finite lives consist primarily of purchased technology, trade name, patents, customer relationships and trademarks (aggregate net balance of $4.43 million at March 31, 2007) and are being amortized on a straight-line method over their estimated useful lives, ranging from 2 to 30 years.
Income Taxes
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company will be required to apply Statement No. 157 for the year ended December 31, 2007. The application of Statement No. 157 will not have any material impact on the Company’s financial statements.
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company will be required to apply Statement No. 159 for the year ended December 31, 2008 including interim periods within that year. The application of Statement No. 159 will not have any material impact on the Company’s financial statements.
Subsequent Event
On April 30, 2007, we announced that we have entered into a definitive merger agreement with Greatbatch, Inc., under which Greatbatch will acquire us for $14.38 per share in cash, or approximately $102 million, including assumption of debt. Under the terms of the agreement, Greatbatch will commence a tender offer for all of our outstanding shares no later than May 8, 2007.
Forward Looking Statements
This Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. All forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as in our quarterly reports on Form 10-Q and Current Reports on Form 8-K. Among the factors that could cause results to differ materially are the following: Enpath’s dependence upon a limited number of key customers for its revenue; Enpath’s ability to successfully protect its intellectual property against misappropriation or claims of infringement by third parties including its ability to successfully resolve, or defend itself in, pending litigation; the ability of Enpath’s customers to successfully develop and market therapies that utilize the Company’s advanced delivery systems; Enpath’s ability to effectively manufacture its products, specifically steerable catheters, in anticipated required quantities; Enpath’s ability to develop or acquire new products to increase its revenues; Enpath’s ability to attract and retain key personnel; introduction of competitive products; government regulatory matters; economic conditions; and Enpath’s ability to raise capital. In addition to those risks, there are risks and uncertainties associated with the tender offer to be made by Greatbatch, Inc. for Enpath’s common stock. These include risks that the transaction will not be consummated on the terms or timeline first announced on Monday, April 30, 2007. Further information concerning those risks will be included in the Company’s filings with the Securities and Exchange Commission in response to the tender offer. All forward-looking statements of Enpath, whether written or oral, and whether made by or on behalf of Enpath, are expressly qualified by these cautionary statements. In addition, Enpath disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates primarily as a result of our borrowing activities used to maintain liquidity. Our earnings have not been materially affected by changes in interest rates on our floating interest rate debt because interest rates have remained fairly stable and we have paid down a substantial portion of our debt. Based on our current borrowings and anticipated line of credit requirements in 2007, an increase of 100 basis points in prevailing interest rates would increase our annual interest expense by less than $75,000.

Item 4. Controls and Procedures
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
Item 1A – Risk Factors
There are risks and uncertainties associated with the tender offer to be made by Greatbatch, Inc. for Enpath’s common stock. These include risks that the transaction will not be consummated on the terms or timeline first announced on Monday, April 30, 2007. Further information concerning these risks will be included in the Company’s filings with the Securities and Exchange Commission in response to the tender offer. Other than the tender offer, there have been no material changes from the Risk Factors listed in our Form 10-K for the year ended December 31, 2006.
Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds
None
Item 3 – Defaults Upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
(a). The Company held its annual meeting of shareholders on May 3, 2007.
(b). The Company solicited proxies from its shareholders to vote on the following items:
•	To elect seven directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected.

•	To ratify the appointment of McGladrey & Pullen, LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007.
A total of 5,966,602 of the eligible 6,364,502 votes were cast in person or by proxy at the annual meeting and the vote counts were as follows:

					Broker
Proposal	For	Against	Withhold	Abstain	Non Vote	Totals
Election of Directors
Thomas L. Auth	5,942,060	—	24,542	—	—	5,966,602
Michael D. Dale	5,943,060	—	23,542	—	—	5,966,602
Albert Emola	5,883,060	—	83,542	—	—	5,966,602
James D. Hartman	5,932,659	—	33,943	—	—	5,966,602
John C. Hertig	5,907,636	—	58,966	—	—	5,966,602
Richard F. Sauter	5,873,260	—	93,342	—	—	5,966,602
Richard T. Schwarz	5,930,688	—	35,914	—	—	5,966,602

Ratify Auditors	5,935,120	16,862	—	14,620	—	5,966,602
Accordingly, each nominee was elected to serve as a director and the appointment of McGladrey & Pullen, LLP as the Company’s independent auditor was ratified.
Item 5 – Other Information
On April 30, 2007, Enpath Medical, Inc. announced that it had entered into an Agreement and Plan of Merger under which it will be acquired by a subsidiary of Greatbatch, Inc. Under the Company's 1999 Non-Employee Director Plan, each Board member who is elected at the annual shareholders meeting is entitled to receive a stock option grant to purchase 5,000 shares of stock to be granted on the Monday following the shareholders meeting. In light of the announced transaction with Greatbatch, Inc. the Company's board of directors determined not to grant the options that would otherwise have been granted to non-employee directors as a result of their election at the shareholder meeting.
Item 6(a) – Exhibits
Exhibit 10.1 - Employment agreement dated as of April 16, 2007 between the Company and F. Anthony Headley, Jr.
Exhibit 10.2 - Amendment to Confidential Supply Agreement effective as of January 22, 2007 between Medtronic, Inc. and Enpath Medical, Inc.
Exhibit 10.3 - Letter Amendment No. 7 dated April 30, 2007, to the Revolving Credit and Term Loan Agreement dated as of October 17, 2003 between the Company and M&I Marshall & Ilsley Bank.
Exhibit 10.4 - Press release dated May 2, 2007, announcing results for the quarter ended March 31, 2007.
Exhibit 31.1 - Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
Exhibit 31.2 - Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
Exhibit 32 - Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350)
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
Enpath Medical, Inc.

Date: May 7, 2007	By: /s/ John C. Hertig
Chief Executive Officer
By: /s/ Scott P. Youngstrom
Chief Financial Officer